Form 10-Q
period 1993-12-31
BIOCRAFT LABORATORIES INC
filed 1994-02-17
CIK 763043

SECURITIES AND EXCHANGE COMMISSION
                   			   Washington, DC  20549
                    		   ________________________
                             				FORM 10-Q
(mark one)

  __X_ Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Quarter Ended December 31, 1993.

	 Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

			      Commission File Number 1-8867

				BIOCRAFT LABORATORIES, INC.
		(Exact name of Registrant as specified in its charter)

Delaware                                                       22-1734359
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

18-01 River Road
Fair Lawn, NJ                                                           07410
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code:  (201) 703- 0400

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X_ No Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

 Class                                     Outstanding at February 8, 1994
 -----                                     -------------------------------
 Common Stock, $.01 par value                        14,129,217










PART I
Item 1. Financial Statements


BIOCRAFT LABORATORIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  (in thousands)
                                   						       Dec. 31,      March 31,
                                           							1993           1993
                                           					      (Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents                         $8,409        $ 17,286
Marketable securities, at cost which
approximates market                                  735             739
Receivables:
Trade                                             22,104          20,794
Other                                                186             211
Inventories                                       48,050          42,487
Other                                                563             539

Total current assets                              80,047          82,056

Property and equipment,net                        86,689          87,178
Other assets and deferred charges                    870             913
                                                 --------        --------
                                                 $167,606        $170,144

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:

Current installments of long-term obligations    $  7,316          $4,818
Accounts payable-trade                             13,062          11,444
Income taxes payable                                   82           1,565
Accrued expenses                                    4,536           3,587
Total current liabilities                          24,996          21,414
Long-term obligations, excluding current           40,106          52,255
installments
Deferred income taxes                               6,064           4,611
Stockholders' equity:
Preferred stock, $1.00 par value.
Authorized 2,000,000 shares; none issued               -               -
Common stock, $.01 par value.  Authorized
30,000,000 shares; issued 14,185,442 at
December 31 and 14,154,415 at March 31                 142            142
Additional paid-in capital                          42,201         41,468
Retained earnings                                   55,203         51,217
Less deductions for treasury stock and
Employee stock plans                               (1,106)          (960)
Net stockholders' equity                            96,440         91,867
Commitments and contingencies                     $167,606       $170,147

See accompanying notes to condensed consolidated financial statements.





BIOCRAFT LABORATORIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)


                               Three Months                    Nine Months
                              Ended December 31             Ended December 31,
                                  (In thousands, except per share data)
                                1993          1992            1993     1992

Revenue:
Net sales                     $36,605        $28,816      $108,663   $74,305
Other operating income             31          3,379           150    11,431
Interest, dividend &other income  122            122           436       383

Total revenue                  36,758         32,317       109,249    86,119
Costs and expenses:
Cost of sales                  27,949         23,501        82,834    63,155
Research and development        2,770          2,070         6,999     5,521
Selling, general and administrative
                            				2,880          3,591         7,747    10,500
Interest expense                1,118          1,255         3,478     3,823
Total costs and expenses       34,717         30,417       101,058    82,999
Earnings before income taxes and
cumulative effect of change in method
of accounting for income taxe   2,041         1,900          8,191     3,120
Income taxes                      603           609          2,823     1,041
Earnings before cumulative
effect of accounting change     1,438         1,291          5,368     2,079
Cumulative effect as of April 1,
1993 of change in method of
accounting for income taxes       -              -              30       -

Net earnings                   $1,438        $1,291         $5,398    $2,079
Earnings per share:
Earnings before cumulative effect
of accounting change            $0.10         $0.09          $0.38     $0.15
Cumulative effect of accounting change  -       -             -        -
Net earnings                    $0.10         $0.09          $0.38     $0.15
Cash dividends                  $0.           $0.10          $0.10     $0.10
Weighted average number of
shares outstanding             14,172        14,096         14,160    14,073


See accompanying notes to condensed consolidated financial statements.




BIOCRAFT LABORATORIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                        		   				Nine Months ended December 31,
                                                         1993            1992
                                                            (in thousands)
Cash flows provided by operating activities:
Net earnings                                            $5,398          $2,079
Adjustments to reconcile net earnings to net cash
provided by (used in) operating activities:
Depreciation and amortization                            4,904           4,485
Imputed and non-cash interest expense                      624             636
Non-cash compensation                                      307              68
Equity in net loss (earnings) of affiliate                (32)               9
Deferred income taxes                                    1,557             533
Cumulative effect of accounting change                    (30)             -
Loss (gain) on sale of assets                                1               1
Changes in assets and liabilities:
Trade receivables                                      (1,310)          (6,693)
Income taxes receivable/payable                        (1,483)           4,242
Inventories                                            (5,563)           3,577
Accounts payable-trade                                  1,618            3,394
Accrued expenses                                          949              228
Other assets and liabilities                               (6)            (823)
Net cash provided by operating activities                6,934          11,736
Cash flows provided by (used in) investing activities:
Capital expenditures                                   (4,297)          (5,981)
Needs from sale of capital assets                            5               1
Acquisitions of marketable securities                     -               (336)
Net cash used in investing activities                  (4,292)          (6,316)
Cash flows provided by (used in) financing activities:
Proceeds from long-term obligations                      1,750           5,600
Payments of long-term obligations                      (12,063)        (10,727)
Issuance of common stock                                   126             884
Dividends paid                                         (1,412)          (1,405)
Transactions related to employee stock plans                80                4
Net cash used in financing activities                 (11,519)          (5,644)
Net decrease in cash and cash equivalent               (8,877)            (224)
Cash and cash equivalents at beginning of period        17,286          14,132
Cash and cash equivalents at end of period              $8,409         $13,908
Supplemental cash flow information:
Non-cash investing activities:
Increase in marketable securities                         -               ($72)
Decrease in trade receivables                             -                 72
Cash paid during the period for:
Interest                                                $2,202          $2,426
Income taxes                                             2,749              50


See accompanying notes to condensed consolidated financial statements.



NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1)     Basis of Presentation

The unaudited condensed consolidated financial statements include, in the opinion of management, all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the Company's consolidated financial position as of December 31, 1993 and the consolidated results of operations and cash flows for the three- month and nine-month periods ended December 31, 1993 and 1992.

Certain items in the prior period have been reclassified to conform with current period classifications. The results of operations periods ended December 31, 1993 are not necessarily indicative of the expected for the entire year.

The statements are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The statements included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993 filed with the Securities and Exchange Commission.

(2)     Inventories

	Inventories at December 31, and March 31, 1993,  consisted of:

                                         	December 31        March 31

	Raw materials and supplies               $ 18,862          $ 15,370
	Work in process                            21,385
	Finished goods                              6,593             9,110
	LIFO adjustment                             1,210             1,210
                                      			   -------           -------
                                    						  $48,050           $42,487

The Company uses the dollar value LIFO method to cost inventories; therefore, allocation of the LIFO adjustment among the components of inventory is impractical.

(3)     Change in Method of Accounting for Income Taxes

Effective April 1, 1993, the Company adopted FASB Statement No. 109, "Accounting for Income Taxes." Under Statement 109, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. As permitted by Statement 109, the Company not to restate the financial statements of any prior years. The change in a method had no material effect on earnings before cumulative effect of acco for the nine month period ended December 31, 1993. The cumulative effect of the change increased net earnings by $30,000 or less than $.01 per share.

The nine month period ended December 31, 1993 was impacted by the enactment of the Omnibus Budget Reconciliation Act of 1993, which, among other changes, increased the Federal corporate income tax rate from 34 percent to 35 percent and retroactively (as of July 1, 1992) reinstated the credit for research and development.

(4)     Earnings Per Share

Earnings per share is the Company's primary earnings per share using the treasury stock method based on the weighted average number of common shares as well as common share equivalents (stock options) to the extent dilutive, outstanding during the three and nine month periods. Fully-diluted earnings per share for all periods are not presented because the amount would not differ from the amounts of primary earnings per share.

(5)     Dividend on Common Stock

On November 18, 1993 the Company paid its fifth consecutive annual cash dividend of $.10 per share on its common stock payable to on October 14, 1993.

(6)     Contingencies

The Company is involved in certain litigation and other claims related to its
operations.     At December 31, 1993, after consultations with legal counsel representing the Company in such litigation, management of the Company believes that it is unlikely that the ultimate resolution of such matters will have a material adverse effect on the Company's consolidated financial condition.

Item 2. Management's Discussion and Analysis of Financial
			Condition and Results of Operations

The following table sets forth as a percentage of net sales certain items appearing in the Company's condensed consolidated statements of earnings as well as the percentage increase (or decrease) in the dollar amount of those items as compared to the corresponding prior period.

                           				 Percentage                Period to Period
                           				 of Net Sales              Increase (Decrease)
                           				 Three Months              Three Months
                           				 Ended December 31,        Ended December 31,

                           				 1993          1992              1993 vs. 1992

Net sales                      100.0%          100.0%              27.0%
Other operating income           0.1            11.7               (99.1)
Interest, dividend and other income
                             			 0.3             0.4                 0.0
Total revenue                  100.4           112.1                13.7
Cost of sale                    76.3            81.5                18.9
Research and development         7.6             7.2                33.8
Selling, general and administrative
                            				 7.9            12.5               (19.8)
Interest expense                 3.1             4.3               (10.9)
Total costs and expenses        94.9           105.5                14.1
Earnings before income taxes and
cumulative effect of accounting change
                           				  5.5             6.6                 7.4
Income taxes                     1.6             2.1                (1.0)
Earnings before cumulative
effect of accounting chang       3.9             4.5                11.4
Cumulative effect of accounting change
                           				  --              N/A                 N/A
Net earnings                     3.9%             4.5%               11.4%


                    			       Nine Months                  Nine Months
                    			       Ended December 31,           Ended December 31,
                    			       1993            1992         1993 vs. 1992

Net sales                    100.0%          100.0%            46.2 %
Other operating income         0.1           15.4              (98.7)
"Interest, dividend and other income
	                     		       0.4            0.5               13.8
Total revenue                100.5          115.9               26.9
Cost of sales                 76.2           85.0               31.2
Research and development       6.4            7.4               26.8
Selling, general and administrative
			                            7.1           14.1              (26.2)
Interest expense               3.2            5.2               (9.0)
Total costs and expenses      92.9          111.7                21.8
Earnings before income taxes and
 cumulative effect of accounting change
                      		       7.6            4.2               162.5
Income taxes                   2.6            1.4               171.2
Earnings before cumulative
effect of accounting change    5.0            2.8               158.2
Cumulative effect of accounting change
                     			       --             N/A                N/A
Net earning                    5.0%           2.8%              159.6%





RESULTS OF OPERATIONS

Net sales for the three-month and nine-month periods ended December 31, 1993 increased by approximately $8 million (27%) and $34 million (46%), respectively, from the corresponding prior periods. The increase during the nine-month period ended December 31, 1993 was primarily attributable to sales of various new products introduced by the Company in fiscal 1993, especially Ketoprofen capsules and Amoxicillin chewable tablets. The increase was attributable to increased sales volume of Cephalexin products. The increased demands ended December 31, 1993 was primarily attributable to increased sales volume of Amoxicillin
chewable tablets and Amoxicillin capsules, Cephalexin products, and Minocycline capsules. The Company's gross profit margin increased from 18% to 24% during the quarter ended December 31, 1993 and from 15% to 24% during the nine month period ended December 31, 1993 compared to the corresponding prior periods.
The increases were primarily due to higher gross profit margins associated with the Company's newly introduced products. Although the Company initially obtains higher sales prices for new products, intensify typically forces the Company to lower its sales price and reduce its profit margin.

Other operating income for the three-month and nine-month periods ended
December 31, 1993 decreased by $3.3 million and $11.3 million, respectively, from the corresponding prior periods primarily due to the termination of the Company's arrangement with American Cyanamid to manufacture Cefixime, Cyanamid's brand name product. In addition, in the nine-month period ended
December 31, 1992 the Company received $1.3 million from Merck & Co.
in connection with a litigation settlement concerning Amiloride Hydrochloride with Hydrochlorthiazide, which amount was included in other operating income Research and development expenses during the three-month and nine- month periods ended December 31, 1993 increased by approximately $700,000 and $1.5 million, respectively, compared to the corresponding prior periods due to increased research activity as well as increased costs associated with FDA regulatory requirements affecting new products. Selling, general and administrative expenses decreased by approximately $700,000 during the three-month and $2.8 million during the nine-month period compared to the corresponding prior periods primarily in connection with the termination of the Cyanamid arrangement, as well as generally reduced expenses.

Interest expense for the three-month and nine-month periods ended December 31, 1993 decreased by approximately $100,000 and $300,000, respectively, from the corresponding prior periods, as a result of the Company's reduced debt as well as generally prevailing lower interest rates and more favorable terms under the Company's credit facilities.

Effective April 1, 1993, the Company adopted FASB Statement 109, "Accounting for Income Taxes." Under Statement 109, the liability method is used in accounting for income taxes and deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse (see Note 3 of Notes to Condensed Consolidated Financial Statements). The adoption of Statement 109 resulted in increased net earnings of $30,000 (less than $.01 per share). Pursuant to the Omnibus Budget

Reconciliation
Act of 1993, the Company adjusted its net deferred tax liability to reflect the increased federal statutory corporate income tax rate. The adjustment for the increased rate was substantially offset by the retroactive reinstatement of the research and development tax credit. The Company's effective tax rate for the three-month and nine-month periods ended December 31, 1993 was 30% and 34%, respectively, compared to 32% and 33%, respectively, for the corresponding prior period.

For the various reasons noted above, net earnings for the three-month and nine-month periods ended December 31, 1993 increased from approximately $1.3 million and $2.1 million, respectively,in the corresponding period of the prior year to $1.4 million and $5.4 million, respectively.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents decreased by approximately $8.9 million during the nine months ended December 31, 1993 as a result of the net repayment of approximately $10 million of debt. During the nine- month period the Company generated $6.9 million of cash from operating activities after using $5.6 million to finance its increased inventories.
Operating cash flow was used by the Company to finance its capital expenditures, as well as the payment of its dividend.

The Company has available $6.8 million under its $10 million line of credit with Commerce Bank of St. Louis and its entire $10 million line of credit with National Westminster Bank, NJ.


PART II - OTHER INFORMATION

Item 5.   Other Information

On November 18, 1993, the Company paid its fifth consecutive annual dividend of $.10 per share of common stock to stockholders of record on October 14, 1993.

Item 6.  Exhibits and Reports on Form 8-K
The Company filed a report on Form 8-K on December 21,1993, reporting on actions brought by alleged stockholders of the Company against the Company and certain officers of the Company.


	SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







							BIOCRAFT LABORATORIES, INC.
								  (registrant)





Date:  February 9, 1994                            /s/ Harold Snyder
                                                  ---------------------------
                                         						   Harold Snyder
                                         						   President, Chairman and
                                            			   Chief Executive Officer







Date:  February 9, 1994                          /s/ Steven J. Sklar
                                          						----------------------------
                                          						Steven J. Sklar
                                          						Vice President, Treasurer and
                                          						Chief Financial Officer