Form 10-K
period 1994-03-31
BIOCRAFT LABORATORIES INC
filed 1994-07-01
CIK 763043

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                              -------------------
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended            March 31, 1994

                         Commission file number 1-8867
                                                ------

                          Biocraft Laboratories, Inc.
                          ---------------------------
               (Exact name of registrant as specified in charter)
               --------------------------------------------------
             Delaware                                  22-1734359
      --------------------------------              ------------------
      (State or other jurisdiction                  (IRS employer
      of incorporation or organization)             identification no.)

      18-01 River Road, Fair Lawn, New Jersey             07410
      ---------------------------------------       -------------------
      (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code        (201) 703-0400
                                                    --------------------
Securities registered pursuant to Section 12(b) of the Act:

Title of each class            Name of exchange on which registered
- - ----------------------------   ------------------------------------
Common Stock, par value $.01   New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act: None

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               ---    ---
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

   The aggregate market value of the voting stock of the registrant held by non-affiliates was approximately $81,457,600 as of June 27, 1994. The computation includes as affiliates Harold Snyder and Beatrice Snyder who are described in
Item 12, Security Ownership of Certain Beneficial Owners and Management, below, without prejudice to a determination that such persons are non-affiliates of the registrant for any other purpose under the Securities Act of 1933 or the Securities Exchange of 1934.

  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 27, 1994.

               Common Stock, par value $.01   14,132,920 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Annual Report to Shareholders for the year ended March 31, 1994 are incorporated by reference in Part II. Portions of the proxy statement for the Annual meeting of Shareholders to be held August 8, 1994 are incorporated by reference in Part III.

                         Index to Exhibits - Page I-1

                            FORM 10K ANNUAL REPORT

                                    PART I

Item 1.  Business
         --------

General

  Biocraft Laboratories, Inc. (the "Company") manufactures and markets various dosages of generic drugs. Generic drugs are the chemical and therapeutic equivalents of brand name drugs which generally have gained market acceptance while under patent protection. Although subject to strict Food and Drug Administration ("FDA") standards, generic drugs are sold under their chemical (generic) names, typically at prices substantially below those of their brand name equivalents.

  Sales of generic drugs have increased significantly in recent years, due in part to greater awareness and acceptance of generic drugs by physicians, pharmacists and the public. Among the factors which have contributed to this increased awareness and acceptance are the modification of state laws to permit pharmacists to substitute generic drugs for brand name drugs (where authorized or not expressly prohibited by the prescribing physician), and the publication by the FDA of a list of therapeutic equivalent drugs which provides physicians and pharmacists with the names of generic drug alternatives. In addition, since generic drugs are typically sold at prices significantly below the price of brand name drugs, the prescribing of generic drugs has been encouraged, and in many cases required, by various government agencies and by many private health programs as a cost-saving measure in the purchase of, or reimbursement for, prescription drugs.

Products and Product Development

  The Company presently manufactures various dosages of 25 prescription drugs, and one prescription veterinary drug constituting an aggregate of 73 products. Governmental approvals were required and obtained for each of these products. The Company's products are sold in various oral dosage forms, including compressed tablets, two-piece hard-shell capsules, powders for oral solution or suspension and liquids. As of March 31, 1994, the Company was awaiting FDA approvals to market 14 generic drugs constituting 26 products. The Company intends to submit to the FDA applications to approve 11 new generic drugs constituting a variety of products during fiscal 1995. See "Government Regulations."

  The 26 drugs manufactured by the Company can be divided into 11 categories. The number of products in each category is shown in parentheses.

  1. Penicillin and Semi-Synthetic Penicillin Drugs (23): These antibiotic drugs include Penicillin V Potassium and the semi-synthetic penicillin drugs Amoxicillin, Ampicillin, Cloxacillin, Dicloxacillin and Oxacillin.

  2. Cephalosporin Drugs (10): These antibiotic drugs are Cephradine and Cephalexin.

  3. Other Antibiotic Drugs (6): These drugs are Cinoxacin, Clindamycin, Minocycline HCl, Neomycin and Nystatin.

  4.  Analgesic Drug (3):  This drug is Ketoprofen.

  5. Anti-Infective Drugs (5): These drugs are Trimethoprim and a combination of Sulfamethoxazole and Trimethoprim.

  6. Anti-Depressant Drugs (8): These drugs are Amitriptyline Hydrochloride and Imipramine Hydrochloride.

  7. Bronchial Dilator Drugs (5): These drugs are Albuterol and Metaproterenol.

  8. Cardiovascular Drugs (3): These drugs are Disopyramide Phosphate and Amiloride Hydrochloride with Hydrochlorothiazide.

  9. Gastrointestinal Drug (3): This drug is Metoclopramide.

 10. Anti-Spasmodic Drug (2): This drug is Baclofen.

 11. Veterinary Drugs (5): The drug in this category is Amoxicillin, an antibiotic sold under the registered trademark "Biomox."

  The Company also manufactures the active ingredients it uses in its semi-synthetic penicillin drugs at its Waldwick, New Jersey facility and bulk form Cephalexin at its Mexico, Missouri facility. Such active ingredients are from time to time sold in bulk form, generally in small amounts. Chemical intermediates for antibiotic production are also manufactured in its Mexico, Missouri
                                       3
facility. In March 1994, the Company received FDA approval to manufacture bulk form Amoxicillin and Ampicillin in its plant in Missouri.

  The Company's research and development activities generally consist of new generic drug product development, clinical studies for generic and non-generic drugs and research for developing new bulk manufacturing processes. In the fiscal years ended March 31, 1992, 1993 and 1994, total research and development expenditures were approximately $8,755,000, $8,662,000 and $9,923,000, respectively.

  The Company's primary product development strategies are to manufacture and sell in generic form antibiotic drugs for which the Company can maintain certain cost controls by manufacturing the chemical intermediates and/or active ingredients in bulk. Generally, the Company also selects non-antibiotic drugs for which the Company anticipates initially limited competition due to such factors as extensive FDA approval requirements, complexity of manufacture or limited availability of raw materials. In all cases, the Company seeks to obtain FDA approval to market a new generic drug product by, or shortly after, the patent expiration date of the equivalent brand name drug in order to be among the first generic drug companies to offer a generic equivalent at a substantially lower price. Since the development of a generic drug product, including its formulation, testing and FDA approval, generally takes approximately three to four years, development activities for a product may begin several years in advance of the patent expiration date of the brand name drug equivalent. Consequently, the Company is presently selecting drugs it expects to market several years in the future.

  The Company is developing certain drugs which the FDA has determined require clinical studies in order to obtain approval of a generic equivalent. Completion of these clinical studies involves larger numbers of subjects and longer periods of time and results in greater expenditures than do bioequivalency studies which are required for most generic drugs. The Company is currently awaiting FDA approval of one such drug, Sucralfate, an ulcer medication.

  The Company is considering developing, manufacturing and selling drugs which require New Drug Applications. The process of obtaining FDA approval of these types of drugs typically requires greater expenditures by the Company than approval of most generic drugs and often takes many years to complete. To market these drugs, it will be necessary to familiarize physicians, pharmacists and the public with the effects of such drugs. Since the Company has no experience in this type of marketing, no assurance can be given that the Company will have the ability itself, or that it will be able to make arrangements with others, to market these drugs in such manner.

Marketing and Customers

  The Company sells its products primarily through 12 salaried employees. Sales of drugs in dosage forms are made primarily to distributors, drug wholesalers, drugstore chains, mass merchandisers, other drug manufacturers, health care institutions and government agencies. More than half of the Company's gross sales of drugs in dosage form is made under its own label and the balance is made under customers' labels; however, in all cases the Company is named on the label as the manufacturer.

  The Company sells dosage form products to approximately 400 customers. No single customer accounted for over 10% of total net sales in fiscal 1992, 1993 or 1994.

  In fiscal 1992, 1993 and 1994, sales of cephalosporins constituted approximately 27%, 24% and 27%, respectively, of total gross sales. For the fiscal years ended March 31, 1992, 1993 and 1994, penicillin and semi-synthetic penicillin drugs accounted for approximately 41%, 33% and 36%, respectively, of total gross sales.

  A key element of the Company's marketing strategy is to attempt to maintain sufficient inventories of products in order to fill customer orders generally within a one to four week period. This strategy requires a substantial amount of working capital to maintain inventories at a level sufficient to meet anticipated demand.

Competition

  The Company competes in varying degrees with numerous foreign and domestic companies in the health care industry, including other manufacturers of generic drugs (among which are several major pharmaceutical companies) and manufacturers of brand name drugs. Many of the Company's competitors have greater financial and other resources and are, therefore, able to expend more effort than the Company in areas such as marketing and product development.

  The principal competitive factors in the generic pharmaceutical market are the ability to introduce generic versions of brand name drugs promptly after patent expiration, price, quality and customer service.

Raw Materials

  The principal raw materials of the Company's business are active ingredients for non-penicillin drugs and bulk pharmaceutical chemicals. The bulk pharmaceutical chemicals are used to manufacture bulk form antibiotics. Both types of raw materials are generally available from multiple sources.

  Because the FDA requires specification of raw material suppliers in applications for approval of drug products, if raw materials from a specified supplier were to become unavailable, the required FDA approval of a new supplier could cause a delay in the manufacture of the drug involved. To date, the Company has not experienced any significant delay and it does not expect any such delays in the future.

Employees

  As of April 1, 1994, the Company had approximately 750 full-time employees. Approximately 115 administrative and professional personnel are engaged, at least part of their time, in product development, including market research, product selection and formulation, and in seeking FDA approvals of dosage form products. Approximately 290 employees are represented by a local collective bargaining unit whose agreement with the Company expires June 30, 1994. An agreement in principle has been reached with the collective bargaining unit concerning a new agreement. Management believes that its relations with employees are satisfactory.

Government Regulation

  All pharmaceutical manufacturers are subject to extensive regulation by the federal government, principally by the FDA, and to a lesser extent by state and local governments. The Federal Food, Drug and Cosmetic Act, the Controlled Substances Act and other federal statutes and regulations govern or influence the testing, manufacture, safety, labeling, storage, record keeping, approval, pricing, advertising and promotion of the Company's products. Noncompliance with applicable requirements can result in fines, recall and seizure of product, total or partial suspension of production, delays in receiving approval of new drug applications, refusal to enter into government supply contracts and criminal prosecution. The FDA also has the authority to revoke approvals of drugs.

  FDA approval is required before each dosage form of any new drug can be marketed. All applications for FDA approval must contain information relating to bioequivalency, product formulation, stability, manufacturing processes, packaging, labeling and quality control. Validation of manufacturing processes is also generally required before a Company may market new products. There are generally two types of applications currently used to obtain FDA approval of a new drug.

  1. New Drug Application ("NDA"). Generally, with respect to drugs with active ingredients not previously approved by the FDA, a prospective manufacturer must conduct and submit to the FDA complete clinical studies to prove that drug's safety and efficacy. An NDA may also be submitted for a drug with a previously approved active ingredient if the abbreviated procedure discussed below is not available.

  2. Abbreviated New Drug Application ("ANDA"). The Drug Price Competition and Patent Term Restoration Act of 1984 (the "Drug Price Act") established an abbreviated procedure for obtaining FDA approval for generic drugs already approved for sale in the United States. Under the ANDA procedure, which applies to most previously approved drugs, the FDA waives the requirement of conducting complete clinical studies of safety and efficacy and instead requires data illustrating that the generic drug formulation is bioequivalent to a previously approved drug. "Bioequivalence" indicates that the rate of absorption and the levels of concentration of a generic drug in the body needed to produce a therapeutic effect are substantially equivalent to those of the previously approved drug. In certain cases, however, the FDA may require clinical studies in order to show generic equivalence to a previously approved drug.

  Although antibiotic and veterinary drugs are classified separately for purposes of FDA approval, the procedure for such drugs conforms substantially to the NDA/ANDA procedures.

  None of the products currently marketed by the Company, other than veterinary drugs, have required a full NDA or the equivalent application.

  The Drug Price Act also created new statutory protections for brand name drugs. Under certain circumstances the term of a product or use patent can be extended for up to five years or provide an exclusivity period of two to ten years.

  Under the Drug Price Act, the effective date of approval of most generic drugs will ordinarily be delayed until the expiration of patents covering the product or until a court has determined the patent to be invalid or not infringed. If a manufacturer files an ANDA certifying that it believes a patent is invalid or not infringed and successfully defends itself in patent litigation, it may receive exclusive marketing rights for the generic version of the product for a period of 180 days. These provisions do not apply to antibiotics.

  The Generic Drug Enforcement Act of 1992 was enacted in May 1992 as a result of findings of corruption in the FDA's process of approving generic drugs. The law establishes procedures to bar individuals who have been convicted of certain crimes from working for companies that manufacture or distribute such products and delays the review and approval of ANDAs submitted by or with the assistance of debarred individuals. The law also provides, under certain circumstances, for debarment of corporations and "high managerial agents" as defined in the Act, withdrawal of approvals of ANDAs and civil penalties for both individuals and corporations. The Company does not expect the law to have a material impact on the review or approval of the Company's ANDAs.

  Among the requirements for new drug approvals is the requirement that the prospective manufacturer's methods conform to the FDA's current good manufacturing practices standards ("cGMP Regulations"). The cGMP Regulations must be followed at all times during which the approved drug is manufactured.
In complying with the standards set forth in these regulations, the Company must continue to expend time, money and effort in the areas of production and quality control in order to achieve compliance. Failure to so comply risks possible FDA action such as the suspension of manufacturing, withdrawal of ANDAs or the
seizure of drug products.   The Company is in discussions with the FDA over
issues arising from an inspection in May 1994. The FDA has requested that it take additional steps to remedy alleged noncompliance with cGMP
Regulations primarily as they relate to some of the Company's products. The Company believes that its marketed products meet appropriate standards and are safe and effective, and that it is in substantial compliance with cGMP Regulations. Although the Company cannot predict the outcome of these discussions and no assurances can be made, it is hopeful that a mutually acceptable resolution can be reached with the FDA without litigation. Pending resolution of such issues, new drug approvals may continue to be delayed.

  In November 1990, Congress passed, as part of the Omnibus Budget Reconciliation Act of 1990, The Medicaid Prudent Purchasing Act (the "Medicaid Rebate Act"). The Medicaid Rebate Act, with respect to generic pharmaceuticals, requires all manufacturers whose products are covered by the Medicaid Program, to rebate to each state a percentage (currently 11% in the case of products sold by the Company) of the manufacturer's average net sales price, for all products dispensed by pharmacists pursuant to Medicaid. Additional rules, which apply with respect to nongeneric pharmaceuticals, are not currently applicable to the Company. In addition, several states, including New Jersey, New York, California, Pennsylvania and Connecticut, have enacted similar legislation with respect to programs other than Medicaid.

  The Company also is governed by federal, state and local laws of general applicability, such as laws regulating working conditions. In addition, the Company is subject, as are manufacturers generally, to various federal, state and local environmental protection laws and regulations, including those governing the discharge of materials into the environment.

  Compliance with such environmental provisions is not expected to have a material effect on the earnings, cash requirements or competitive position of the Company in the foreseeable future. See "Legal Proceedings" with respect to pending environmental matters.

Item 2.  Properties
         ----------

  The executive offices and production, laboratory and warehouse facilities of the Company occupy an aggregate of approximately 347,000 square feet in seven facilities. The Company's principal executive offices, its 49,000 square foot warehouse and distribution center are located in Fair Lawn, New Jersey.

  Penicillin and semi-synthetic penicillin dosage form production operations and a quality control laboratory are located in the Company's plant of approximately 37,000 square feet in Elmwood Park, New Jersey, approximately 4 miles from the executive offices. The Company's plant in Paterson, New Jersey, one mile from the Elmwood Park facility, is approximately 48,000 square feet and is used for the manufacture of dosage form products other than penicillins and cephalosporins. Dosage form cephalosporin drug products are produced at the Company's 56,000 square foot facility located in Fairfield, New Jersey, approximately 15 miles from the executive offices. It also contains a quality control laboratory.

  The Company manufactures the active ingredients used in its semisynthetic penicillin drugs at its plant of approximately 15,000 square feet in Waldwick, New Jersey, approximately 5 miles from the executive offices. The Waldwick plant also houses the Company's laboratories for microbiology, quality control for bulk form penicillin manufacturing and research and development for bulk form antibiotics. Raw materials and finished inventory for the Waldwick plant are stored in a warehouse of approximately 17,000 square feet which is adjacent to the Waldwick plant.

  The Company completed construction of a facility to manufacture pharmaceutical intermediates and bulk antibiotics in Mexico, Missouri in fiscal 1992. The plant is approximately 125,000 square feet and contains manufacturing, laboratory, office and warehouse facilities. In addition, the complex includes a solvent recovery facility and a waste disposal plant.

  All of the above property is owned by the Company. Management believes that the Company's facilities are suitable for its requirements. These facilities have additional capacity for expansion of production of existing and new products. The Company owns substantially all of its manufacturing equipment and believes that such equipment is well maintained and suitable for its requirements.

Item 3.  Legal Proceedings
         -----------------

  Between November 23 and November 29, 1993, five separate actions were commenced in the United States District Court for the District of New Jersey against the Company and Harold Snyder, Beatrice Snyder, Beryl L. Snyder, Brian
S. Snyder and Jay T. Snyder, all of whom are officers and directors of the Company, and Steven J. Sklar, who is an officer of the Company, purporting to allege securities fraud and common law claims on behalf of purchasers of the Company's stock. Thereafter, pursuant to an Order of the Court, the five actions were consolidated under the caption In re Biocraft Laboratories, Inc. Securities
                                    --------------------------------------------
Litigation, and a Consolidated and Amended Class Action Complaint (the
- - ----------
"Complaint") was served on March 8, 1994. The Complaint purports to allege securities fraud claims under Sections 10 (b) and 20 of the Securities Exchange Act of 1934, 15 U.S.C. (S)(S) 78(b) and 78t, and SEC Rule 10b-5, 17 C.F.R.
(S)(S) 240.10b-5, as well as claims for common law fraud and negligent misrepresentation, based on alleged misrepresentations and omissions in the Company's publicly filed statements and press releases regarding the Company's compliance with the FDA concerning the Company's manufacture of its products.
  Plaintiffs seek compensatory and punitive damages in an unspecified amount, as well as attorneys' fees and other costs of the lawsuit. On May 9, 1994, the Company moved to dismiss the Complaint on the grounds that, among other things, it fails to state a claim upon which relief can be granted.

  In February 1986, Hoffmann-LaRoche, Inc. (Roche) obtained a declaratory judgment that the Company was not entitled to withhold royalties under a license for the right to manufacture and sell a patented drug, which patent expired in June 1988. In February 1994 this matter was settled by the Company and the case was dismissed. The Company paid Hoffmann-LaRoche, Inc. $250,000.

  In September 1980, the Company entered into an administrative consent order with the New Jersey Department of Environmental Protection (DEP) pursuant to which the Company agreed to among other things, monitor and take certain action to remediate contamination of the groundwater beneath the Company's Waldwick, New Jersey plant by use of microbiological decontamination wells which were installed in fiscal 1981. This order has been modified to include action to be taken to monitor and, if necessary remediate, possible contamination of the groundwater below the property adjacent to the Waldwick facility. The Company does not expect the continued cost of this remediation to be material.

  On June 8, 1989, the United States Environmental Protection Agency (EPA) notified the Company that it was a potentially responsible party (PRP) along with other generators of industrial waste, the site owners and operators, and transporters of wastes to the site, for the alleged release of hazardous substances from a waste management site in Elkton, Maryland, known as the "Spectron Site." The Company has participated with other PRPs in investigating and remediating the site under a Consent Order entered into with EPA in August 1989. As of March 31, 1994, the Company has paid to the PRP group approximately $224,000, all of which was paid in previous years, for its share of cleanup costs, based on volumetric allocation of waste shipments to the Spectron Site. On March 19, 1990, EPA sent another letter to the Company notifying it of potential liability for planned additional remedial work at the Spectron Site. This additional remedial work arises from alleged releases of hazardous substances at the Spectron Site during the period of 1968 to 1982, known as the Galaxy Period. The Company has decided to join with other PRPs in the negotiation of a Consent Order with EPA for the additional remedial work related to the Galaxy Period.

  The Company is also one of more than 400 defendants in an action entitled "Transtech Industries, Inc. et al v. A & Z Septic Clean, et al" pending in the federal district court for New Jersey, regarding hazardous waste allegedly shipped to the Kin-Buc Landfill in New Jersey; has been notified by the North Carolina Department of Environment, Health and Natural Resources that it believes that the Company was one of approximately 1,500 entities that caused hazardous material to be shipped to a waste treatment facility previously operated by the Seaboard Chemical Corporation at Jamestown, North Carolina; and is one of more than 900 entities notified that it has shipped hazardous waste to a site in Caldwell County, North Carolina.

  The Company is in discussions with the FDA over issues arising from an inspection in May 1994. The FDA has requested that it take additional steps to remedy alleged noncompliance with cGMP regulations primarily as they relate to some of the Company's products. The Company believes that its marketed products meet appropriate standards and are safe and effective, and that it is in substantial compliance with cGMP regulations. Although the Company cannot predict the outcome of these discussions and no assurances can be made, it is hopeful that a mutually acceptable resolution can be reached with the FDA without litigation.

  See also Note 11 of "Notes to Consolidated Financial Statements".

Item 4.  Submission of Matters to Vote of Security Holders
         -------------------------------------------------

  Not applicable.

Executive Officers of the Company
- - ---------------------------------

Name                                Position                           Age
- - ----                                ----------                         ---

Harold Snyder                       Chairman, Chief Executive Officer   71
                                    and President

Beatrice Snyder                     Senior Vice President and           70
                                    Secretary

Harmon Aronson                      Vice President -                    51
                                    Non-Penicillin Dosage Operations

Melvin Kaufman                      Vice President -                    55
                                    Antibiotics Operations

Gerald Moskowitz                    Vice President - Sales              64

Steven J. Sklar                     Vice President, Treasurer and       37
                                    Chief Financial Officer

Beryl L. Snyder                     Vice President, Assistant           37
                                    Secretary and General Counsel

Brian S. Snyder                     Vice President and Controller       35

Jay T. Snyder                       Vice President -                    35
                                    Research and Product Development

Leonard E. Bustamante               Vice President -                    56
                                    Quality Management

Joy Bloodsaw                        Associate Vice President of         48
                                    Purchasing

Harvey Richards                     Associate Vice President of         61
                                    Regulatory Affairs

McKee Moore                         Associate Vice President - Sales    41

  HAROLD SNYDER has been President of the Company since 1964 and in 1985 was elected Chairman and Chief Executive Officer. Prior to founding the Company in 1964, Mr. Snyder held various managerial and technical positions in the pharmaceutical industry.

  BEATRICE SNYDER has been Secretary of the Company since 1964, and was elected to the office of Senior Vice President in 1985.

  HARMON ARONSON has been Manager of the Company's non-penicillin production since 1979. In 1985 he was elected the Company's Vice President - Non-Penicillin Dosage Operations.

  MELVIN KAUFMAN was Chief Operations Manager of the Company from July 1983 to January 1985 and was subsequently elected the Company's Vice President - Antibiotics Operations. From 1980 to July 1983 he served as Director of Bulk Manufacturing of Wyeth Laboratories, Inc., a manufacturer of pharmaceuticals and a subsidiary of American Home Products Corp.

  GERALD MOSKOWITZ has been Sales Manager of the Company since 1965 and in 1985 was elected the Company's Vice President - Sales.

  STEVEN J. SKLAR has been Chief Financial Officer since July, 1990. He was elected the Company's Vice President and Treasurer in December 1989. Prior to joining the Company he was a partner at Botein Hays & Sklar, and through that firm, rendered professional services to the Company from 1984 through 1989. From 1985 to 1987 he was a full-time member of the faculty of New York University School of Law and he continues to teach there periodically.

  BERYL L. SNYDER was elected the Company's Assistant Secretary in August, 1993. She has been Vice President since May 1990 and General Counsel to the Company since 1984.

  BRIAN S. SNYDER was elected the Company's Vice President and Controller in May 1990. He has been the Company's Controller since 1983. From 1977 to 1983 he held various sales and production positions with the Company.

  JAY T. SNYDER was elected the Company's Vice President - Research and Product Development in May 1990. He has been Director of Product Development since 1988. From 1982 to 1988 he was plant manager of the Company's penicillin dosage form facility and from 1977 to 1982 held various production positions with the Company.

  LEONARD E. BUSTAMANTE was elected the Company's Vice President of Quality Management in August, 1993. From 1990 to 1993 he served as Director of Quality Control for Barre-National, Inc.

  JOY BLOODSAW has been with the Company since 1982 and has been Director of Purchasing since 1985. On August 19, 1992 she was elected the Company's Associate Vice President - Purchasing.

  HARVEY RICHARDS has been responsible for Regulatory Affairs at the Company since 1968 and on April 15, 1993 was elected the Company's Associate Vice President - Regulatory Affairs.

  MCKEE MOORE was elected Associate Vice President of Sales in April, 1994. He had been employed with the Company as Chief Sales Representative since 1991. Prior to this time, he was employed by Geneva Generics.

  Harold Snyder and Beatrice Snyder are husband and wife. Beryl L. Snyder, Brian
S. Snyder and Jay T. Snyder are the children of Harold and Beatrice Snyder. Officers of the Company are elected by the directors for a term of one year and hold office until their respective successors are elected and qualified.

                                    PART II

Item  5.  Market for the Registrant's Common Stock and Related
          ----------------------------------------------------
          Stockholder Matters
          -------------------

  The Company's Common Stock is traded on the New York Stock Exchange under the symbol "BCL". The material under the caption "Market for the Registrant's Common Stock, Dividends and Related Stockholder Matters" on page 6 of the Annual Report is incorporated herein by reference.

Item  6.  Selected Financial Data
          -----------------------

  The material under the caption "Selected Financial Highlights" on the inside cover of the Annual Report is incorporated herein by reference.

Item  7.  Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------

  The material under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 4 through 6 of the Annual Report is incorporated herein by reference.

Item  8.  Financial Statements and Supplementary Data
          -------------------------------------------

  The Financial Statements of the Company as of March 31, 1994 and 1993, for each of the years in the three-year period ended March 31, 1994 and related notes thereto are contained on pages 7 through 16 of the Annual Report and are incorporated herein by reference. The financial statement schedules are included herein at pages F-1 to F-3. See "Management's Discussion and Analysis of Financial Condition and Results of Operations", on page 4 of the Annual Report, for selected quarterly financial data.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure
         --------------------

  The information otherwise required by this item was previously reported in the Company's Current Report on Form 8-K dated November 2, 1992.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------

Item 11.  Executive Compensation
          ----------------------

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

          Items 10, 11, 12 and 13 have been omitted because on or before July 29, 1994, Registrant will file with the Commission pursuant to Regulation 14A a definitive proxy statement. The information called for by these items is set forth in that proxy statement and is incorporated herein by reference.

          The information called for by Item 10 with respect to executive officers of the Registrant appears following Item 4 under Part I of this Report.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8K
          --------------------------------------------------------------

(a)   1.   Financial statements are contained on pages 7 through 16 of the
           Annual Report and are incorporated herein by reference.

      2.   Financial statement schedules

           The following consolidated financial statement schedules of the Company are included herein at the pages indicated in parentheses:

           Schedule  V   -  Property and Equipment (F-1)
           Schedule VI   -  Accumulated Depreciation and Amortization of
                            Property and Equipment (F-2)
           Schedule VIII -  Valuation and Qualifying Accounts (F-3)

  All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

     3. Exhibits - see index on page I-1, I-2 and I-3.

(b)  Not applicable

                                                                      Schedule V
                                                                      ----------

                          BIOCRAFT LABORATORIES, INC.

                            Property and Equipment

                   Years ended March 31, 1994, 1993 and 1992

                                (In thousands)

                                                     Retire-
                              Balance at  Additions   ments               Balance at
                              beginning      at         or    Reclassi-      end
Classification                of period     cost      sales   fications   of period
- - --------------                ----------  ---------  -------  ---------   ----------
Year ended March 31, 1994:
  Land                        $  1,508           -       -           -     $  1,508
  Buildings and improvements    66,255       1,601       -          88       67,944
  Machinery and equipment       47,152       4,815*     30                   51,937
  Construction in progress          88          33       -         (88)          33
                              --------     -------    ----     -------     --------
                              $115,003     $ 6,449    $ 30           -     $121,422
                              ========     =======    ====     =======     ========

Year ended March 31, 1993:
  Land                        $  1,508           -       -           -     $  1,508
  Buildings and improvements    59,968       1,068       -       5,219       66,255
  Machinery and equipment       42,949       3,364      32         871       47,152
  Construction in progress       3,511       2,667       -      (6,090)          88
                              --------     -------    ----     -------     --------
                              $107,936     $ 7,099    $ 32           -     $115,003
                              ========     =======    ====     =======     ========

Year ended March 31, 1992:
  Land                        $  1,508           -       -           -     $  1,508
  Buildings and improvements    28,849       4,110       -      27,009       59,968
  Machinery and equipment       28,473       4,130     239      10,585       42,949
  Construction in progress      37,895       3,210       -     (37,594)       3,511
                              --------     -------    ----     -------     --------
                              $ 96,725     $11,450    $239           -     $107,936
                              ========     =======    ====     =======     ========

*Includes equipment under capital leases amounting to $84.

                                                                     Schedule VI
                                                                     -----------

                          BIOCRAFT LABORATORIES, INC.

                   Accumulated Depreciation and Amortization
                           of Property and Equipment

                   Years ended March 31, 1994, 1993 and 1992

                                (In thousands)

                              Balance at  Additions   Deductions   Balance at
                              beginning   charged to      and         end
Classification                of period   operations  Retirements  of period
- - --------------                ----------  ----------  -----------  ----------
Year ended March 31, 1994:
  Buildings and improvements   $ 9,203      $2,150           -       $11,353
  Machinery and equipment       18,622       4,443          24        23,041
                               -------      ------        ----       -------
                               $27,825      $6,593        $ 24       $34,394
                               =======      ======        ====       =======

Year ended March 31, 1993:
  Buildings and improvements   $ 7,190      $2,013           -       $ 9,203
  Machinery and equipment       14,640       3,991           9        18,622
                               -------      ------        ----       -------
                               $21,830      $6,004        $  9       $27,825
                               =======      ======        ====       =======

Year ended March 31, 1992:
  Buildings and improvements   $ 5,635      $1,555           -       $ 7,190
  Machinery and equipment       11,754       3,112         226        14,640
                               -------      ------        ----       -------
                               $17,389      $4,667        $226       $21,830
                               =======      ======        ====       =======

                                                                   Schedule VIII
                                                                   -------------

                          BIOCRAFT LABORATORIES, INC.

                       Valuation and Qualifying Accounts

                   Years ended March 31, 1994, 1993 and 1992

                                (In thousands)

                                   Balance at  Additions               Balance at
                                   beginning   charged to                 end
  Description                      of period   operations  Deductions  of period
  -----------                      ----------  ----------  ----------  ----------
Against trade receivables -
Year ended March 31, 1994:
  Allowance for doubtful accounts     $230       $   48      $   38(A)    $240
  Allowance for cash discounts         300        2,062       1,972        390
                                      ----       ------      ------       ----
                                      $530       $2,110      $2,010       $630
                                      ====       ======      ======       ====

Year ended March 31, 1993:
  Allowance for doubtful accounts     $260       $   44      $   74(A)    $230
  Allowance for cash discounts         170        1,394       1,264        300
                                      ----       ------      ------       ----
                                      $430       $1,438      $1,338       $530
                                      ====       ======      ======       ====

Year ended March 31, 1992:
  Allowance for doubtful accounts     $175       $   87      $    2(A)    $260
  Allowance for cash discounts          60        1,131       1,021        170
                                      ----       ------      ------       ----
                                      $235       $1,218      $1,023       $430
                                      ====       ======      ======       ====

- - ---------------
(A) Accounts written off.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     BIOCRAFT LABORATORIES, INC.


Date:  June 30, 1994                                     /s/ Harold Snyder
                                                     ---------------------------
                                                          (Harold Snyder)
                                                      Chairman, President and
                                                      Chief Executive Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



    Signature                           Title                     Date
    ---------                           -----                     ----


 /s/ Harold Snyder            Director, Chairman of           June 30, 1994
- - ---------------------         the Board, President
   Harold Snyder              and Chief Executive
                              Officer (principal
                              executive officer)


 /s/ Beatrice Snyder          Senior Vice President,          June 30, 1994
- - ---------------------         Secretary and Director
   Beatrice Snyder


 /s/ Beryl L. Snyder          Vice President,                 June 30, 1994
- - ---------------------         General Counsel,
   Beryl L. Snyder            Assistant Secretary and
                              Director


 /s/ Brian S. Snyder          Vice President,                 June 30, 1994
- - ---------------------         Controller and Director
   Brian S. Snyder


 /s/ Jay T. Snyder            Vice President, Research        June 30, 1994
- - ---------------------         & Product Development
   Jay T. Snyder              and Director


 /s/ Steven J. Sklar          Vice President,                 June 30, 1994
- - ---------------------         Chief Financial Officer
    Steven J. Sklar           and Treasurer

/s/ Gerard Klein
- - --------------------------               Director                June 30, 1994
Gerard Klein


/s/ James J. Rahal, Jr.
- - --------------------------               Director                June 30, 1994
James J. Rahal, Jr. M.D.


/s/ Madelon DeVoe Talley
- - --------------------------               Director                June 30, 1994
Madelon DeVoe Talley



- - --------------------------               Director                June   , 1994
Marvin M. Thalenberg, M.D.



- - --------------------------               Director                June   , 1994
G. Harold Welch, Jr.

                                 EXHIBIT INDEX

Number                                                             Page
- - ------                                                             ----


3.1     Certificate of  Incorporation  and  Certificate  of           -
        Amendment of  Certificate  of  Incorporation  filed
        as Exhibit 3.1 to Annual  Report  on  Form  10-K  for
        fiscal year ended March 31, 1987, which is incorporated
        herein by reference.

3.2     By-Laws, as amended, filed as Exhibit 3.2 to Annual           -
        Report on Form 10-K for fiscal year ended March 31,
        1987, which  is  incorporated  herein  by  reference.

4       Specimen Certificate of Common Stock filed as                 -
        Exhibit 4 to Annual Report on Form 10-K for fiscal
        year ended March  31,  1985,  which  is  incorporated
        herein by reference.

10.1    Employees' Profit Sharing Plan filed as Exhibit 10.1          -
        to Registration statement No. 2-95660 on Form S-1,
        which is incorporated herein by reference.

10.2    Biocraft  Laboratories,  Inc.  Money  Purchase  Plan,         -
        filed as Exhibit 10.2 to Annual Report on Form 10-K
        for fiscal year ended  March  31,  1988,  which  is
        incorporated herein by reference.

10.3    Biocraft  Laboratories,  Inc.  401(K)  Savings  Plan,         -
        filed as Exhibit 10.3 to Annual Report on Form 10-K
        for fiscal year ended  March  31,  1985,  which  is
        incorporated herein by reference.

10.4    1985 Incentive Stock Option Plan, as amended, which
        is incorporated herein by reference.                          -

10.5    Restricted Stock Purchase Plan, as amended, which is
        incorporated herein by reference.                             -

10.6    $3,650,000 New Jersey Economic Development Authority          -
        Bond Financing Agreement dated December 16, 1983 filed
        as Exhibit 10.4 to Registration Statement No. 2-95660
        on Form S-1, which is incorporated herein by reference.

10.7    Mortgages and  related  Note  dated  December  16,  1983      -
        from Harold and  Beatrice  Snyder  to  the  New  Jersey
        Economic Development Authority filed as Exhibit 10.5
        to Registration  Statement  No.  2-95660  on  Form  S-1,
        which is incorporated herein by reference.

10.8    Amendment to  Bond  Agreement  and  related  Consent  and     -
        Waiver filed as Exhibit 10.6 to Registration Statement
        No. 33-5744 on Form S-1, which is incorporated herein
        by reference.

10.9    Assumption  Agreement  dated  April  30,  1985  between       -
        Biocraft  Laboratories,  Inc.  and  Harold  Snyder  and
        Beatrice Snyder filed as Exhibit 10.7 to Registration
        Statement No. 33-5744 on Form S-1, which is
        incorporated herein by reference.

Number                                                             Page
- - ------                                                             ----
10.10   License Agreement dated January 31, 1985 between              -
        Biocraft Laboratories, Inc. and Groundwater
        Decontamination  Systems,  Inc.  filed  as  Exhibit  10.9
        to Registration  Statement  No.  2-95660  on  Form  S-1,
        which is incorporated herein by reference.

10.11   Indenture  of Trust and  Loan Agreement  among Missouri       -
        Economic Development, Export and  Infrastructure  Board,
        as Issuer, The Merchants Bank, as Trustee, and Biocraft
        Laboratories, Inc. as Borrower,  filed as Exhibit 1  to
        Form 8K, dated September 28, 1989, which is incorporated
        herein by reference.

10.12   Letter of Credit Agreement, dated as of September 1, 1989,    -
        by and between Biocraft Laboratories, Inc. and The Bank of
        Tokyo, Ltd., New York Agency, filed as Exhibit 2 to Form
        8-K, dated September 28, 1989, which is incorporated herein by reference.

10.13   Pledge and Security Agreement, dated as of September 1,       -
        1989, between Biocraft Laboratories, Inc. and The Bank of
        Tokyo, Ltd., New York Agency, filed as Exhibit 3 to Form
        8-K, dated September 28, 1989, which is incorporated
        herein by reference.

10.14   Remarketing Agreement, dated as of September 1, 1989, by      -
        and between Biocraft Laboratories, Inc., the Borrower, and
        Prudential-Bache Securities, Inc., the Remarketing Agent,
        filed as Exhibit 4 to Form 8-K, dated September 28, 1989,
        which is incorporated herein by reference.

10.15   Missouri Economic Development, Export and Infrastructure      -
        Board Bond Purchase Agreement, dated September 14, 1989,
        filed as Exhibit 5 to Form 8-K, dated September 28, 1989,
        which is incorporated herein by reference.

10.16   Deed of Trust, Security Agreement and Assignment of Leases,   -
        dated as of September 1, 1989, from Biocraft Laboratories,
        Inc., the Grantor, to Mark M. Budzinski, as trustee, and
        The Bank of Tokyo, Ltd., New York Agency, as beneficiary,
        filed as Exhibit 6 to Form 8-K, dated September 28, 1989,
        which is incorporated herein by reference.

10.17   Employment Agreement dated March 26, 1990 between Biocraft    -
        Laboratories, Inc. and Harold Snyder, filed as Exhibit
        10.21 to Form 10-K for the year ended March 31, 1990,
        which is incorporated herein by reference.

10.18   Biocraft Laboratories, Inc. 1989 Directors' Stock Option      -
        Plan, filed as Exhibit 10.22 to Form 10-K for the year ended
        March 31, 1990, which is incorporated herein by reference.

10.19   Revolving Credit and Term Loan Agreement, dated as of         -
        March 27, 1991 between Biocraft Laboratories, Inc. and
        Commerce Bank of Kansas City, N.A., filed as Exhibit 10.22 to Form 10-K for the year ended March 31, 1991, which is
        incorporated herein be reference.

Number                                                                   Page
- - ------                                                                   ----
10.20   Loan Agreement, dated as of March 20, 1992, between                 -
        Biocraft Laboratories, Inc. and National Westminster Bank NJ,
        which is incorporated herein by reference.

10.21   Mortgage and Secured Term Loan Agreement, dated November 16,        -
        1992, between Biocraft Laboratories, Inc. and National
        Westminster Bank NJ, which is incorporated herein by reference.

10.22   Amended and Restated Revolving Credit and Term Loan Agreement,      -
        dated September 30, 1993, between Biocraft Laboratories, Inc.
        and Commerce Bank of St.Louis, National Association.

13      Biocraft Laboratories, Inc. 1994 Annual Report to Shareholders      -

24.1    Consent of Ernst & Young                                            -

24.2    Consent of KPMG Peat Marwick                                        -

24.3    Opinion of KPMG Peat Marwick                                        -

                            GRAPHICS APPENDIX LIST

PAGE WHERE
GRAPHIC
APPEARS                     DESCRIPTION OF GRAPHIC OR CROSS REFERENCE
- - --------------------------------------------------------------------------------
                            Bar graph titled Net sales in millions of dollars,
                            indicates net sales of $84.3, $113.2 and $143.1
                            million in the year ended March 31, 1992, 1993 and
                            1994, respectively.
- - --------------------------------------------------------------------------------
                            Bar graph titled Net earnings (loss) in millions of
                            dollars, indicates a net loss of $6.7 million and
                            net earnings of $5.9 million and $6.1 million in the
                            year ended March 31, 1992, 1993 and 1994,
                            respectively.
- - --------------------------------------------------------------------------------