Form 10-Q
period 1994-06-30
BIOCRAFT LABORATORIES INC
filed 1994-08-15
CIK 763043

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                   FORM 10-Q


(mark one)

X Quarterly  Report  Pursuant to Section 13 or 15(d) of The Securities  Exchange
- -
  Act of 1934 for the Quarter Ended June 30, 1994.

  Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

                         Commission File Number 1-8867


                          BIOCRAFT LABORATORIES, INC.
             (Exact name of Registrant as specified in its charter)


                Delaware                                    22-1734359
    (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                     Identification No.)

            18-01 River Road
              Fair Lawn, NJ                                   07410
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:  (201) 703-0400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       -    -

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                Class                            Outstanding at August 10, 1994
    -----------------------------                ------------------------------
    Common Stock, $.01 par value                          14,133,074

                                     PART I
Item 1.     Financial Statements

                          BIOCRAFT LABORATORIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                            June. 30,           March 31,
                                                                              1994                1994
                                                                              ----                ----
                                                                           (Unaudited)
ASSETS:
Current assets:
      Cash and cash equivalents ....................................        $  8,448            $  6,020
      Marketable securities, at market on June 30
        and cost at March 31, 1994 .................................             648                 733
      Receivables:
         Trade .....................................................          15,945              21,094
         Income taxes ..............................................             391                 214
         Other .....................................................             164                 159
      Inventories ..................................................          54,557              50,407
      Other ........................................................           2,232               1,557
                                                                            --------            --------
         Total current assets ......................................          82,385              80,184
                                                                            --------            --------
Property and equipment, net ........................................          87,349              87,028
Other assets and deferred charges ..................................             868                 861
                                                                            --------            --------
                                                                            $170,602            $168,073
                                                                            ========            ========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
      Current installments of long-term obligations ................       $   5,566           $   5,566
      Accounts payable-trade .......................................          12,482               8,369
      Accrued expenses .............................................           4,405               2,993
                                                                           ---------           ---------
         Total current liabilities .................................          22,453              16,928
                                                                           ---------           ---------
Long-term obligations, excluding current installments ..............          46,786              48,582
Deferred income taxes ..............................................           4,867               5,271
Stockholders' equity:
      Preferred stock, $1.00 par value.
        Authorized 2,000,000 shares; none issued ...................              --                  --
      Common stock, $.01 par value.  Authorized
         30,000,000 shares; issued 14,189,396 at
         June 30 and 14,189,365 at March 31 ........................             142                 142
      Additional paid-in capital ...................................          42,228              42,242
      Retained earnings ............................................          55,016              55,910
      Unrealized gain on securities ................................              12                  --
      Less deductions for treasury stock and
         employee stock plans ......................................            (902)             (1,002)
                                                                           ---------           ---------
         Net stockholders' equity ..................................          96,496              97,292
                                                                           ---------           ---------
Commitments and contingencies
                                                                            $170,602            $168,073
                                                                           =========           =========


     See accompanying notes to condensed consolidated financial statements.

                          BIOCRAFT LABORATORIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                                                  Three Months
                                                                                                  Ended June 30,
                                                                                                  --------------
                                                                                     (In thousands, except per share data)
                                                                                          1994                    1993
                                                                                      -----------             -----------

Revenue:
      Net sales ....................................................                      $31,158                 $35,823
      Other operating income .......................................                           37                      93
      Interest, dividend and other income ..........................                          248                     172
                                                                                          -------                 -------
         Total revenue .............................................                       31,443                  36,088
                                                                                          -------                 -------

Costs and expenses:
      Cost of sales ................................................                       25,685                  27,741
      Research and development .....................................                        2,519                   2,212
      Selling, general and administrative ..........................                        3,587                   1,941
      Interest expense .............................................                        1,136                   1,197
                                                                                          -------                 -------
         Total costs and expenses ..................................                       32,927                  33,091
                                                                                          -------                 -------

      Earnings (loss) before income taxes (benefit)
         and cumulative effect of change in method
         of accounting for income taxes ............................                       (1,484)                  2,997

      Income taxes (benefit) .......................................                         (590)                  1,084
                                                                                          -------                 -------

      Earnings (loss) before cumulative effect
         of accounting change ......................................                         (894)                  1,913
      Cumulative effect as of April 1,
         1993 of change in method of
         accounting for income taxes ...............................                           --                      30
                                                                                          -------                 -------


Net earnings (loss) ................................................                        ($894)                 $1,943
                                                                                          -------                 -------
Earnings (loss) per share:
Earnings (loss) before cumulative effect
      of accounting change .........................................                        ($.06)                  $0.14
Cumulative effect of accounting change .............................                           --                      --
                                                                                          -------                 -------
Net earnings (loss) ................................................                        ($.06)                  $0.14
                                                                                          -------                 -------
Weighted average number of
      shares outstanding ...........................................                       14,159                  14,141
                                                                                          =======                 =======



     See accompanying notes to condensed consolidated financial statements.

                          BIOCRAFT LABORATORIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                 Three Months ended June 30,
                                                                                    1994             1993
                                                                                 ---------        ---------
                                                                                        (in thousands)

Cash flows provided by operating activities:
      Net earnings (loss) ..........................................                 ($894)          $1,943
      Adjustments to reconcile net earnings to net cash
         provided by (used in) operating activities:
         Depreciation and amortization .............................                 1,748            1,599
         Imputed and non-cash interest expense .....................                   187              208
         Non-cash compensation .....................................                    86               95
         Equity in net earnings of affiliate .......................                    (4)             (26)
         Gain on sale of marketable securities .....................                  (131)              --
         Deferred income taxes .....................................                  (412)             104
         Cumulative effect of accounting change ....................                    --              (30)
      Changes in assets and liabilities:
         Trade receivables .........................................                 5,149              668
         Income taxes receivable/payable ...........................                  (177)            (920)
         Inventories ...............................................                (4,150)          (3,699)
         Accounts payable-trade ....................................                 4,113            3,643
         Accrued expenses ..........................................                 1,412              296
         Other assets ..............................................                  (705)            (817)
                                                                                   -------          -------
            Net cash provided by operating activities ..............                 6,222            3,064
                                                                                   -------          -------
Cash flows provided by (used in) investing activities:
      Capital expenditures .........................................                (2,062)          (1,124)
      Dispositions of marketable securities ........................                   234               --
                                                                                   -------          -------
            Net cash used in investing activities ..................                (1,828)          (1,124)
                                                                                   -------          -------
Cash flows provided by (used in) financing activities:
      Proceeds from long-term obligations ..........................                    --            1,750
      Payments of long-term obligations ............................                (1,967)          (1,520)
      Issuance of common stock .....................................                     1               62
      Transactions related to stock plans ..........................                    --               18
                                                                                   -------          -------
            Net cash (used in) provided by  financing activities ...                (1,966)             310
                                                                                   -------          -------
      Net increase in cash and cash equivalents ....................                 2,428            2,250
Cash and cash equivalents at beginning of period ...................                 6,020           17,286
                                                                                   -------          -------
Cash and cash equivalents at end of period .........................                $8,448          $19,536
                                                                                   =======          =======
Supplemental cash flow information:
      Cash paid during the period for:
         Interest ..................................................                  $216             $292
         Income taxes ..............................................                    --            1,900
                                                                                   =======          =======



     See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1)       Basis of Presentation

          The unaudited condensed consolidated financial statements include, in the opinion of management, all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the Company's consolidated financial position as of June 30,1994 and the consolidated results of operations and cash flows for the three months ended June 30, 1994 and 1993. The results of operations for the three months ended June 30, 1994 are not necessarily indicative of the results to be expected for the entire year.

          The statements are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The statements included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994 filed with the Securities and Exchange Commission.

(2)       Inventories

          Inventories at June 30, and March 31, 1994, consisted of:

                                                    June 30          March 31
                                                    -------         ---------
                                                         (In thousands)

         Raw materials and supplies ........       $  20,268       $  18,821
         Work in process ...................          20,970          19,498
         Finished goods ....................          10,819           9,478
         LIFO adjustment ...................           2,500           2,610
                                                 -----------     -----------

                                                   $  54,557       $  50,407
                                                   =========       =========

          The Company uses the dollar value LIFO method to cost inventories; therefore, allocation of the LIFO adjustment among the components of inventory is impractical.

(3)       Change in Methods of Accounting

          Effective April 1, 1994, the Company adopted FASB Statement No. 115, " Accounting for Certain Investments in Debt and Equity Securities." The change in accounting method increased stockholders' equity as of April 1, 1994 by approximately $87,000 (net of $53,000 of deferred income taxes) to reflect the net unrealized holding gains on securities classified as available-for-sale previously carried at the lower of amortized cost or market. In accordance with the Statement, prior period financial statements have not been restated. Effective April 1, 1993, the Company adopted FASB Statement No. 109, "Accounting for Income Taxes." The change in accounting method increased net earnings by $30,000 or less than $.01 per share for the three month period ended June 30, 1993.

(4)       Earnings Per Share

          Earnings per share is the Company's primary earnings per share using the treasury stock method based on the weighted average number of common shares as well as common share equivalents (stock options) to the extent dilutive, outstanding during the three month periods. Fully-diluted earnings per share for both periods are not presented because the amount would not differ from the amounts of primary earnings per share.

(5)       Contingencies

          The Company is involved in certain litigation and other claims related to its operations. At June 30, 1994, after consultations with legal counsel representing the Company in such litigation, management of the Company believes that it is unlikely that the ultimate resolution of such matters will have a material adverse effect on the Company's consolidated financial condition.

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations

     The following table sets forth as a percentage of net sales certain items appearing in the Company's condensed consolidated statements of operations as well as the percentage increase (or decrease) in the dollar amount of those items as compared to the corresponding prior period.


                                                                      Percentage               Period to Period
                                                                     of Net Sales             Increase (Decrease)
                                                                     ------------             -------------------
                                                                     Three Months                Three Months
                                                                    Ended June 30,              Ended June 30,
                                                                    --------------              --------------
                                                                  1994        1993               1994 vs. 1993
                                                                  ----        ----               -------------

Net sales                                                         100.0%      100.0%               (13.0)%
Other operating income                                              0.1         0.2                (60.2)
Interest, dividend and other income                                 0.8         0.5                 44.2
                                                                  -----       -----
Total revenue                                                     100.9       100.7                (12.9)
                                                                  -----       -----
Cost of sales                                                      82.4        77.4                 (7.4)
Research and development                                            8.1         6.2                 13.9
Selling, general and administrative                                11.5         5.4                 84.8
Interest expense                                                    3.7         3.4                 (5.1)
                                                                  -----       -----
Total costs and expenses                                          105.7        92.4                 (0.5)%
                                                                  -----       -----
Earnings (loss) before income taxes (benefit)
     and cumulative effect of accounting change                    (4.8)        8.3                  N/A
Income taxes (benefit)                                             (1.9)        3.0                  N/A
                                                                  -----       -----
Earnings (loss) before cumulative
     effect of accounting change                                   (2.9)        5.3                  N/A
Cumulative effect of accounting change                              N/A         0.1                  N/A
                                                                  -----       -----
     Net earnings (loss)                                           (2.9)%       5.4%                 N/A
                                                                  ------      -----


RESULTS OF OPERATIONS

     Net sales for the quarter ended June 30, 1994 decreased by approximately $4.7 million (13%) and the Company's gross profit margin decreased from 23% to 18% from the corresponding prior period. Substantially all of the decrease in net sales and gross profit margin resulted from lower sales volume and unit prices for Ketoprofen capsules. Ketoprofen was introduced by the Company in December 1992 and was the first available generic substitute for the brand name product, Orudis(R). Although the Company initially obtains higher sales prices for new products, intensified competition typically forces the Company to lower its sales price and reduce its profit margin. Net sales were also affected by action taken by the Company in connection with the resolution of certain regulatory matters with the FDA, which decreased net sales for the quarter by approximately $700,000. The Company agreed in July to recall select lots of certain products and temporarily suspend production of five products. Shipments of two of the five products had previously been suspended by the Company on its own initiative. Aggregate fiscal 1994 sales of all five products accounted for approximately 6% of the Company's total sales for the year. Although the Company cannot gauge the prospective impact on sales of these suspended products due to varying timetables affecting the resumption of production, the Company expects that the suspension will continue, at least in part, through the end of the second fiscal quarter (see Item 6).

     Research and development expenses during the three-month period ended June 30, 1994 increased by approximately $300,000 compared to the corresponding prior period due to increased research activity as well as increased costs associated with FDA regulatory requirements affecting new products. Selling, general and administrative expenses increased by approximately $1.6 million during the three-month period compared to the corresponding prior period primarily in connection with the resolution of regulatory matters with the FDA referred to above, which resulted in increased payroll, legal fees and other professional expenses. Selling, general and adminstrative expenses are expected to continue to be affected by such expenses at least through the second fiscal quarter.

     The Company's effective tax rate (benefit) for the three-month period ended June 30, 1994 was 40% compared to 36% for the corresponding prior period. The Company incurred a loss in the current quarter and its tax exempt income and tax credits therefore increased rather than decreased its income tax rate/benefit. Effective April 1, 1993, the Company adopted FASB Statement 109, "Accounting for Income Taxes." The adoption of Statement 109 resulted in increased net earnings of $30,000 (less than $.01 per share) for the quarter ended June 30, 1993.

     For the various reasons noted above, the Company had a net loss of approximately $900,000 for the three-month period ended June 30, 1994 compared to net earnings of $1.9 million for the three-month period ended June 30, 1993.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents increased by approximately $2.4 million during the three months ended June 30, 1994. During the three-month period the Company generated $6.2 million of cash from operating activities after using $4.2 million to finance its increased inventories. Operating cash flow was used by the Company to finance capital expenditures, as well as the repayment of approximately $2 million of long-term debt.

     The Company has available $6.8 million under its $10 million line of credit with Commerce Bank of St. Louis and $3 million under its $10 million line of credit with National Westminster Bank, NJ.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (b) The Company filed a report on Form 8-K on July 25, 1994, reporting on a consent decree with the U.S. Food and Drug Administration. The consent decree was included as an exhibit to the report.


                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    BIOCRAFT LABORATORIES, INC.
                                                           (registrant)





Date:  August 12, 1994                             /s/ Harold Snyder
                                                  ------------------
                                                     Harold Snyder
                                                     President, Chairman and
                                                     Chief Executive Officer







Date:  August 12, 1994                             /s/ Steven J. Sklar
                                                 --------------------
                                                     Steven J. Sklar
                                                     Vice President, Treasurer
                                                     and Chief Financial Officer