Form 10-Q
period 1994-09-30
BIOCRAFT LABORATORIES INC
filed 1994-11-14
CIK 763043

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                              --------------------

                                   FORM 10-Q


(mark one)

 X    Quarterly Report Pursuant to Section 13 or 15(d)of The Securities Exchange
- ----  Act of 1934 for the Quarter Ended September 30, 1994.

- ---- Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

                         Commission File Number 1-8867


                          BIOCRAFT LABORATORIES, INC.
             (Exact name of Registrant as specified in its charter)


Delaware                                                  22-1734359
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)

18-01 River Road
Fair Lawn, New Jersey                                           07410
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:  (201) 703-0400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       --   --

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


                Class                           Outstanding at November 10, 1994
    ----------------------------                --------------------------------
    Common Stock, $.01 par value                           14,166,524

PART I
Item 1. Financial Statements


                          BIOCRAFT LABORATORIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                                           September       March
                                                               30,           31,
                                                              1994          1994
                                                             -----         -----
                                                          (Unaudited)
ASSETS:
Current assets:
     Cash and cash equivalents                           $   4,504    $   6,020
     Marketable securities, at market on September 30
       and cost on March 31, 1994                              641          733
     Receivables:
        Trade                                               23,840       21,094
        Income taxes                                           438          214
        Other                                                  188          159
     Inventories                                            48,232       50,407
     Other                                                   2,139        1,557
                                                         ---------    ----------
              Total current assets                          79,982       80,184
                                                         ---------    ----------
Property and equipment, net                                 87,164       87,028
Other assets and deferred charges                              884          861
                                                         ---------    ----------
                                                         $ 168,030    $ 168,073
                                                         ---------    ----------
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
     Current installments of long-term obligations       $   8,342    $   5,566
     Accounts payable-trade                                 10,818        8,369
     Accrued expenses                                        3,798        2,993
                                                         ---------    ----------
              Total current liabilities                     22,958       16,928
                                                         ---------    ----------
Long-term obligations, excluding current installments       43,516       48,582
Deferred income taxes                                        4,911        5,271
Stockholders' equity:
     Preferred stock, $1.00 par value.
       Authorized 2,000,000 shares; none issued               --           --
     Common stock, $.01 par value.  Authorized
        30,000,000 shares; issued 14,189,550 at
        September 30 and 14,189,365 at March 31                142          142
     Additional paid-in capital                             42,978       42,242
     Retained earnings                                      55,087       55,910
     Unrealized gains on securities                              9         --
     Less deductions for treasury stock and
        employee stock plans                                (1,571)      (1,002)
                                                         ---------    ----------
              Net stockholders' equity                      96,645       97,292
                                                         ---------    ----------
Commitments and contingencies
                                                         $ 168,030    $ 168,073
                                                         ---------    ----------
     See accompanying notes to condensed consolidated financial statements.

                              BIOCRAFT LABORATORIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                         Three Months           Six Months
                                                      Ended September 30,   Ended September 30,
                                                      -------------------   -------------------
                                                        (In thousands, except per share data)

                                                      1994        1993       1994        1993
                                                      -----      ------     ------       -----

Revenue:
     Net sales                                       $ 39,055   $ 36,235   $ 70,213    $ 72,058
     Other operating income                                32         26         69         119
     Interest, dividend and other income                   92        142        340         314
                                                     --------   --------   --------    --------
         Total revenue                                 39,179     36,403     70,622      72,491
                                                     --------   --------   --------    --------
Costs and expenses:
     Cost of sales                                     31,885     27,144     57,570      54,885
     Research and development                           2,794      2,017      5,313       4,229
     Selling, general and administrative                3,366      2,926      6,953       4,867
     Interest expense                                   1,063      1,163      2,199       2,360
                                                     --------   --------   --------    --------
         Total costs and expenses                      39,108     33,250     72,035      66,341
                                                     --------   --------   --------    --------
     Earnings (loss) before income taxes (benefit)
         and cumulative effect of change in method
         of accounting for income taxes                    71      3,153     (1,413)      6,150
     Income taxes (benefit)                                 0      1,136       (590)      2,220
                                                     --------   --------   --------    --------

     Earnings (loss) before cumulative
         effect of accounting change                       71      2,017       (823)      3,930

     Cumulative effect as of April 1,
         1993 of change in method of
         accounting for income taxes                     --         --         --            30
                                                     --------   --------   --------    --------
Net earnings (loss)                                  $     71   $  2,017   ($   823)   $  3,960
                                                     --------   --------   --------    --------
Earnings (loss) per share:
Earnings (loss) before cumulative
     effect of accounting change                     $   0.01   $   0.14   ($  0.06)   $   0.28
Cumulative effect of accounting change                   --         --         --          --
                                                     --------   --------   --------    --------
Net earnings (loss)                                  $   0.01   $   0.14   ($  0.06)   $   0.28
                                                     --------   --------   --------    --------
Weighted average number of
     shares outstanding                                14,163     14,164     14,161      14,153
                                                     --------   --------   --------    --------


     See accompanying notes to condensed consolidated financial statements.

                          BIOCRAFT LABORATORIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                               Six Months ended
                                                                 September 30,
                                                                1994      1993
                                                               -----      -----
                                                                (in thousands)
Cash flows provided by operating activities:
     Net earnings (loss)                                   ($   823)   $  3,960
     Adjustments to reconcile net earnings to net cash
         provided by (used in) operating activities:
         Depreciation and amortization                        3,530       3,228
         Imputed and non-cash interest expense                  374         416
         Non-cash compensation                                  165         204
         Equity in net earnings of affiliate                     (5)        (37)
         Deferred income taxes                                 (365)      1,287
         Cumulative effect of accounting change                --           (30)
         Gain on sale of marketable securities                 (131)       --
         Gain on sale of fixed assets                          --            (2)
     Changes in assets and liabilities:
         Trade receivables                                   (2,746)        725
         Income taxes receivable/payable                       (224)     (1,289)
         Inventories                                          2,175      (5,382)
         Accounts payable-trade                               2,449      (1,117)
         Accrued expenses                                       805         585
         Other assets                                          (673)       (244)
                                                           --------     -------
            Net cash provided by operating activities         4,531       2,304
                                                           --------     -------
Cash flows provided by (used in) investing activities:
     Capital expenditures                                    (3,650)     (2,341)
     Proceeds from sale of fixed assets                        --             2
     Dispositions of marketable securities                      234         --
                                                           --------     -------
            Net cash used in investing activities            (3,416)     (2,339)
                                                           --------     -------
Cash flows provided by (used in) financing activities:
     Proceeds from long-term obligations                      2,000       1,750
     Payments of long-term obligations                       (4,633)     (5,041)
     Issuance of common stock                                     2          63
     Transactions related to stock plans                       --            38
                                                           --------     -------
            Net cash used in financing activities            (2,631)     (3,190)
                                                           --------     -------
     Net decrease in cash and cash equivalents               (1,516)     (3,225)
Cash and cash equivalents at beginning of period              6,020      17,286
                                                           --------     -------
Cash and cash equivalents at end of period                 $  4,504    $ 14,061
                                                           --------     -------

Supplemental cash flow information: Cash paid
during the period for:
         Interest                                          $  2,021    $  1,948
         Income taxes                                          --         2,223
                                                           --------     -------

     See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1)      Basis of Presentation

         The unaudited condensed consolidated financial statements include, in the opinion of management, all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the Company's consolidated financial position as of September 30, 1994 and the consolidated results of operations and cash flows for the three-month and six-month periods ended September 30, 1994 and 1993. The results of operations for the three-month and six-month periods ended September 30, 1994 are not necessarily indicative of the results to be expected for the entire year.

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

(2)      Inventories

         Inventories at September 30, and March 31, 1994, consisted of:
                                                     September 30       March 31
                                                     ------------       --------
                                                             (In thousands)

         Raw materials and supplies                     $18,808          $18,821
         Work in process                                 19,552           19,498
         Finished goods                                   7,432            9,478
         LIFO adjustment                                  2,440            2,610
                                                        -------          -------

                                                        $48,232          $50,407
                                                        =======          =======

         The Company uses the dollar value LIFO method to cost inventories; therefore, allocation of the LIFO adjustment among the components of inventory is impractical.

(3)      Change in Methods of Accounting

         Effective April 1, 1994, the Company adopted FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The change in accounting method increased stockholders' equity as of April 1, 1994 by approximately $87,000 (net of $53,000 of deferred income taxes) to reflect the net unrealized holding gains on securities classified as available-for-sale previously carried at the lower of amortized cost or market. In accordance with the Statement, prior period financial statements have not been restated. Effective April 1,1993, the Company adopted FASB Statement No. 109, "Accounting for Income Taxes." The change in accounting method increased net earnings by $30,000 or less than $.01 per share for the six-month period ended September 30, 1993.

(4)      Earnings (Loss) Per Share

         Earnings (loss) per share is the Company's primary earnings (loss) per share using the treasury stock method based on the weighted average number of common shares as well as common share equivalents (stock options) to the extent dilutive, outstanding during the three and six month periods. Fully-diluted earnings (loss) per share for all periods are not presented because the amount would not differ from the amounts of primary earnings (loss) per share.

(5)      Dividend on Common Stock

         On August 8, 1994 the Company declared its sixth consecutive annual cash dividend of $.10 per share on its common stock payable on November 22, 1994 to shareholders of record on October 18, 1994.

(6)      Contingencies

         The Company is involved in certain litigation and other claims related to its operations. At September 30, 1994, after consultations with legal counsel representing the Company in such litigation, management of the Company believes that it is unlikely that the ultimate resolution of such matters will have a material adverse effect on the Company's consolidated financial condition.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

     The following table sets forth as a percentage of net sales certain items appearing in the Company's condensed consolidated statements of earnings as well as the percentage increase (or decrease) in the dollar amount of those items as compared to the corresponding prior period.


                                                             Percentage                        Period to Period
                                                            of Net Sales                     Increase (Decrease)
                                                            ------------                     -------------------
                                                            Three Months                         Three Months
                                                         Ended September 30,                  Ended September 30,
                                                         -------------------                  -------------------
                                                         1994             1993                  1994 vs. 1993
                                                         ----             ----                  -------------

Net sales                                                100.0 %          100.0 %                      7.8 %
Other operating income                                     0.1              0.1                       23.1
Interest, dividend and other income                        0.2              0.4                      (35.2)
                                                        ------           ------
Total revenue                                            100.3            100.5                        7.6
                                                        ------           ------
Cost of sales                                             81.6             74.9                       17.5
Research and development                                   7.2              5.6                       38.5
Selling, general and administrative                        8.6              8.1                       15.0
Interest expense                                           2.7              3.2                       (8.6)
                                                        ------           ------
Total costs and expenses                                 100.1             91.8                       17.6 %
                                                        ------           ------
Earnings before income taxes                               0.2              8.7                      (97.7)
Income taxes                                               0.0              3.1                     (100.0)
                                                        ------           ------
     Net earnings                                          0.2 %            5.6 %                    (96.5)%
                                                          ====             ====



                                                             Six Months                           Six Months
                                                          Ended September 30,                 Ended September 30,
                                                          -------------------                 -------------------
                                                         1994             1993                  1994 vs. 1993
                                                         ----             ----                  -------------
Net sales                                                100.0 %          100.0 %                     (2.6)%
Other operating income                                     0.1              0.2                      (42.0)
Interest, dividend and other income                        0.5              0.4                        8.3
                                                        ------           ------
Total revenue                                            100.6            100.6                       (2.6)
                                                        ------           ------
Cost of sales                                             82.0             76.2                        4.9
Research and development                                   7.6              5.8                       25.6
Selling, general and administrative                        9.9              6.7                       42.9
Interest expense                                           3.1              3.3                       (6.8)
                                                        ------           ------
Total costs and expenses                                 102.6             92.0                        8.6 %
                                                        ------            -----
Earnings (loss) before income
     taxes (benefit) and cumulative
     effect of accounting change                          (2.0)             8.6                        N/A
Income taxes (benefit)                                    (0.8)             3.1                        N/A
                                                        ------           ------
Earnings (loss) before cumulative
     effect of accounting change                          (1.2)             5.5                        N/A
Cumulative effect of accounting change                     N/A              0.0                        N/A
                                                        ------           ------
     Net earnings (loss)                                  (1.2)%            5.5 %                      N/A
                                                         =====             ====


RESULTS OF OPERATIONS

     Net sales for the three-month period ended September 30, 1994 increased by approximately $2.8 million (8%) from the corresponding prior period to a record level of $39.1 million. The increase resulted primarily from increased sales volume of Amoxicillin and Cephalexin capsules. Net sales for the six-month period decreased by $1.8 million (3%) from the corresponding prior period and the Company's gross profit margin decreased from 25% to 18% during the quarter ended September 30, 1994 and from 24% to 18% during the six-month period ended September 30, 1994 compared to the corresponding prior periods. The decreases in sales for the six-month period as well as profit margins for both periods were primarily due to lower sales volume and unit prices for Ketoprofen capsules. Ketoprofen was introduced by the Company in December 1992 and was the first available generic substitute for the brand name product, Orudis(R). Although the Company initially obtains higher sales prices for new products, intensified competition typically forces the Company to lower its sales price and reduce its profit margin. Net sales were also affected by action taken by the Company in connection with the resolution of certain regulatory matters with the FDA. The Company agreed in July to recall select lots of certain products and temporarily suspend production of five products. It resumed shipment of two of the suspended products in late September and it anticipates resuming shipment of a third product before the end of the third fiscal quarter. The Company had, on its own initiative, previously suspended shipment of the other two of the five products and it expects that the suspension of those two products will continue through the end of the third fiscal quarter.

     Research and development expenses during the three-month and six-month periods ended September 30, 1994 increased by approximately $800,000 and $1.1 million, respectively, compared to the corresponding prior periods due to increased research activity as well as increased costs associated with FDA regulatory requirements affecting new products. Selling, general and administrative expenses increased by approximately $400,000 during the three-month and $2.1 million during the six-month periods compared to the corresponding prior periods, primarily in connection with the resolution of regulatory matters with the FDA referred to above, which resulted in increased payroll, legal fees and other professional expenses. Selling, general and administrative expenses are expected to continue to be affected by such expenses through the end of the third fiscal quarter.

     Interest expense decreased by approximately $100,000 and $160,000, respectively, compared to the corresponding prior periods. The decreases were due to reduced long-term debt, as well as the remarketing in September 1994 of the Company's $30 million bond at a substantially reduced interest rate. The Company anticipates further interest expense reductions during the balance of the 1995 fiscal year compared to the 1994 fiscal year as a result of the reduced interest rate on its bonds.

     The Company's pretax income was $71,000 and its tax liability was offset by tax credits for the three-month period ended September 30, 1994, compared to an effective tax rate of 36% for the corresponding prior period. The Company's effective tax rate (benefit) for the six-month period ended September 30, 1994 was 42% compared to 36% for the corresponding prior period. The Company incurred a loss in the six-month period ended September 30, 1994 and its tax exempt income and tax credits therefore increased rather than decreased its income tax rate/benefit. Effective April 1, 1993, the Company adopted FASB Statement 109, "Accounting for Income Taxes." The adoption of Statement 109 resulted in increased net earnings of $30,000 (less than $.01 per share) for the six-month period ended September 30, 1993.

     For the various reasons noted above, the Company's net earnings decreased from approximately $800,000 to $100,000 for the three-month period ended September 30, 1994 compared to the corresponding prior period and the Company incurred a loss of approximately $800,000 compared to $4 million of earnings for the six-month period ended September 30, 1994 compared to the corresponding prior period.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents decreased by approximately $1.5 million during the six-month period ended September 30, 1994. During the six-month period the Company generated $4.5 million of cash from operating activities which it used to finance its capital expenditures and make its initial $2.2 million bond principal payment. In September, the Company remarketed its $30 million bond reducing its effective interest rate to approximately 6% from approximately 10%.

     The Company has available $6.8 million under its $10 million line of credit with Commerce Bank of St. Louis and $1 million under its $10 million line of credit with National Westminister Bank, NJ.


PART II - OTHER INFORMATION

Item 5.   Other Information

     On August 8, 1994, the Company's Board of Directors declared the Company's sixth consecutive annual cash dividend of $.10 per share of common stock payable on November 22, 1994 to stockholders of record on October 18, 1994.

Item 6.  Exhibits and Reports on Form 8-K

             NONE

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     BIOCRAFT LABORATORIES, INC.
                                                            (registrant)





Date:  November 11, 1994                               /s/ Harold Snyder
                                                      ------------------
                                                      Harold Snyder
                                                      President, Chairman and
                                                      Chief Executive Officer







Date:  November 11, 1994                              /s/ Steven J. Sklar
                                                     --------------------
                                                     Steven J. Sklar
                                                     Vice President, Treasurer
                                                     and Chief Financial Officer