Form 10-Q
period 1994-12-31
BIOCRAFT LABORATORIES INC
filed 1995-02-14
CIK 763043

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                             ----------------------


                                   FORM 10-Q


(mark one)

   X     Quarterly Report Pursuant to Section 13 or 15(d) of The Securities
- -------  Exchange Act of 1934 for the Quarter Ended December 31, 1994.

- ------- Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

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

        Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                Class                          Outstanding at February 10, 1995
    -----------------------------              --------------------------------
    Common Stock, $.01 par value                         14,166,319

PART I

Item 1. Financial Statements

                          BIOCRAFT LABORATORIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                     Dec. 31,          March 31,
                                                      1994               1994
                                                      ----               ----
                                                              (Unaudited)
ASSETS:

Current assets:
  Cash and cash equivalents                            $    2,885    $    6,020
  Marketable securities, at market on December 31
    and cost on March 31, 1994                                632           733
  Receivables:
     Trade                                                 22,805        21,094
     Income taxes                                           1,026           214
     Other                                                    179           159
  Inventories                                              52,466        50,407
  Other                                                     1,741         1,557
                                                       ----------    ----------
    Total current assets                                   81,734        80,184
                                                       ----------    ----------
Property and equipment, net                                88,245        87,028
Other assets and deferred charges                             900           861
                                                       ----------    ----------
                                                       $  170,879    $  168,073
                                                       ----------    ----------

LIABILITIES & STOCKHOLDERS' EQUITY:

Current liabilities:
  Current installments of long-term obligations        $    4,966    $    5,566
  Accounts payable-trade                                   15,392         8,369
  Accrued expenses                                          5,924         2,993
                                                       ----------    ----------
    Total current liabilities                              26,282        16,928
                                                       ----------    ----------
Long-term obligations, excluding current installments      46,596        48,582
Deferred income taxes                                       4,300         5,271
Stockholders' equity:
  Preferred stock, $1.00 par value.
    Authorized 2,000,000 shares; none issued                 --            --
  Common stock, $.01 par value.  Authorized
     30,000,000 shares; issued 14,222,680 at
     December 31 and 14,189,365 at March 31                   142           142
  Additional paid-in capital                               43,469        42,242
  Retained earnings                                        51,964        55,910
  Unrealized gains on securities                                4          --
  Less deductions for treasury stock and
     employee stock plans                                  (1,878)       (1,002)
                                                        ---------      ---------
    Net stockholders' equity                               93,701        97,292
Commitments and contingencies                           ---------     ---------
                                                       $  170,879    $  168,073
                                                        ---------      ---------
See accompanying notes to condensed consolidated financial statements.


                          BIOCRAFT LABORATORIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                       Three Months               Nine Months
                                                     Ended December 31,        Ended December 31,
                                                     ------------------        ------------------
                                                         (In thousands, except per share data)

                                                       1994        1993        1994          1993
                                                       ----        ----        ----          ----
Revenue:
  Net sales                                       $  32,678    $  36,605   $ 102,891    $ 108,663
  Other operating income                                 29           31          98          150
  Interest, dividend and other income                    78          122         418          436
                                                  ---------    ---------   ---------    ---------
    Total revenue                                    32,785       36,758     103,407      109,249
                                                  ---------    ---------   ---------    ---------
Costs and expenses:
  Cost of sales                                      27,787       27,949      85,357       82,834
  Research and development                            3,063        2,770       8,376        6,999
  Selling, general and administrative                 3,882        2,880      10,835        7,747
  Interest expense                                      960        1,118       3,159        3,478
                                                  ---------    ---------   ---------    ---------
    Total costs and expenses                         35,692       34,717     107,727      101,058
                                                  ---------    ---------   ---------    ---------

  Earnings (loss) before income taxes (benefit)
    and cumulative effect of change in method
    of accounting for income taxes                   (2,907)       2,041      (4,320)       8,191

  Income taxes (benefit)                             (1,197)         603      (1,787)       2,823
                                                  ---------    ---------   ---------    ---------
  Earnings (loss) before cumulative effect
    of accounting change                             (1,710)       1,438      (2,533)       5,368

  Cumulative effect as of April 1,
    1993 of change in method of
    accounting for income taxes                        --           --          --             30
                                                  ---------    ---------   ---------    ---------
Net earnings (loss)                               ($  1,710)   $   1,438   ($  2,533)   $   5,398
                                                  =========    =========   =========    =========
Earnings (loss) per share:

Earnings (loss) before cumulative effect
  of accounting change                            ($   0.12)   $    0.10   ($   0.18)   $    0.38

Cumulative effect of accounting change                 --           --          --           --
                                                  ---------    ---------   ---------    ---------
Net earnings (loss)                               ($   0.12)   $    0.10   ($   0.18)   $    0.38
                                                  =========    =========   =========    =========
Cash dividends                                    $    0.10    $    0.10   $    0.10    $    0.10
                                                  =========    =========   =========    =========
Weighted average number of
  shares outstanding                                 14,166       14,172      14,141       14,160
                                                  =========    =========   =========    =========




See accompanying notes to condensed consolidated financial statements.

                          BIOCRAFT LABORATORIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                                  Nine Months
                                                              ended December 31,
                                                                1994        1993
                                                               ----        ----
                                                               (in thousands)

Cash flows provided by operating activities:
  Net earnings (loss)                                      ($ 2,533)   $  5,398
  Adjustments to reconcile net earnings to net cash
      provided by (used in) operating activities:
    Depreciation and amortization                             5,391       4,904
    Imputed and non-cash interest expense                       561         624
    Non-cash compensation                                       297         307
    Equity in net loss (earnings) of affiliate                   11         (32)
    Deferred income taxes                                      (973)      1,557
    Cumulative effect of accounting change                     --           (30)
    Gain on sale of marketable securities                      (131)       --
    Loss on sale of fixed assets                               --             1
  Changes in assets and liabilities:
    Trade receivables                                        (1,711)     (1,310)
    Income taxes receivable/payable                            (812)     (1,483)
    Inventories                                              (2,059)     (5,563)
    Accounts payable-trade                                    7,023       1,618
    Accrued expenses                                          2,931         949
    Other assets                                               (321)         (6)
                                                           ---------   ---------
       Net cash provided by operating activities              7,674       6,934
                                                           ---------   ---------
Cash flows provided by (used in) investing activities:
  Capital expenditures                                       (6,584)     (4,297)
  Proceeds from sale of capital assets                         --             5
  Dispositions of marketable securities                         234        --
                                                           ---------   ---------
       Net cash used in investing activities                 (6,350)     (4,292)
                                                           ---------   ---------
Cash flows provided by (used in) financing activities:
  Proceeds from long-term obligations                         2,000       1,750
  Payments of long-term obligations                          (5,100)    (12,063)
  Issuance of common stock                                       48         126
  Dividends paid ($.10 per share)                            (1,413)     (1,412)
  Transactions related to stock plans                             6          80
                                                           ---------   ---------
       Net cash used in financing activities                 (4,459)    (11,519)
                                                           ---------   ---------
  Net decrease in cash and cash equivalents                  (3,135)     (8,877)
Cash and cash equivalents at beginning of period              6,020      17,286
                                                           ---------   ---------
Cash and cash equivalents at end of period                 $  2,885    $  8,409
                                                           =========   =========

Cash paid during the period for:
  Interest                                                 $  2,750    $  2,202
  Income taxes                                                 --         2,749
                                                           =========   =========



See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1)      Basis of Presentation

         The unaudited condensed consolidated financial statements include, in the opinion of management, all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the
         Company's consolidated financial position as of December 31, 1994 and the consolidated results of operations and cash flows for the three-month and nine-month periods ended December 31, 1994 and 1993. The results of operations for the three-month and nine-month periods ended December 31, 1994 are not necessarily indicative of the results to be expected for the entire year.

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

(2)      Inventories

         Inventories at December 31, and March 31, 1994, consisted of:

                                            December 31                March 31
                                            -----------                --------
                                                       (in thousands)
         Raw materials and supplies            $22,578                $18,821
         Work in process                        22,360                 19,498
         Finished goods                          5,058                  9,478
         LIFO adjustment                         2,470                  2,610
                                              --------                 ------
                                               $52,466                $50,407
                                              ========                =======
The Company uses the dollar value LIFO method to cost inventories; therefore, allocation of the LIFO adjustment among the components of inventory is impractical.

(3)      Change in Methods of Accounting

         Effective April 1, 1994, the Company adopted FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The change in accounting method increased stockholders' equity as of April 1, 1994 by approximately $87,000 (net of $53,000 of deferred income taxes) to reflect the net unrealized holding gains on securities classified as available-for-sale previously carried at the lower of amortized cost or market. In accordance with the Statement, prior period financial statements have not been restated. Effective April 1, 1993, the Company adopted FASB Statement No. 109, "Accounting for Income Taxes." The change in accounting method increased net earnings by $30,000 or less than $.01 per share for the nine-month period ended December 31, 1994.

(4)      Earnings (Loss) Per Share

         Earnings (loss) per share is the Company's primary earnings (loss) per share using the treasury stock method based on the weighted average number of common shares as well as common share equivalents (stock options) to the extent dilutive, outstanding during the three and nine-month periods. Fully-diluted earnings (loss) per share for all periods are not presented because the amount would not differ from the amounts of primary earnings (loss) per share.

(5)      Dividend on Common Stock

         On November 22, 1994, the Company paid its sixth consecutive annual cash dividend of $.10 per share of common stock to stockholders of record on October 18, 1994.

(6)      Contingencies

         The Company is involved in certain litigation and other claims related to its operations. At December 31, 1994, after consultations with legal counsel representing the Company in such litigation, management of the Company believes that it is unlikely that the ultimate resolution of such matters will have a material adverse effect on the Company's consolidated financial condition.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

     The following table sets forth as a percentage of net sales certain items appearing in the Company's condensed consolidated statements of earnings as well as the percentage increase (or decrease) in the dollar amount of those items as compared to the corresponding prior period.

                                       Percentage          Period to Period
                                      of Net Sales        Increase (Decrease)
                                      ------------        ------------------
                                       Three Months           Three Months
                                     Ended December 31,    Ended December 31,
                                     -----------------     ------------------
                                      1994       1993      1994 vs.1993
                                      ----       ----      ------------

Net sales                            100.0 %     100.0 %     (10.7)%
Other operating income                 0.1         0.1        (6.5)
Interest, dividend and other income    0.2         0.3       (36.1)
                                     -----       -----
Total revenue                        100.3       100.4       (10.8)
                                     -----       -----
Cost of sales                         85.0        76.3        (0.6)
Research and development               9.4         7.6        10.6
Selling, general and administrative   11.9         7.9        34.8
Interest expense                       2.9         3.1       (14.1)
                                     -----       -----
Total costs and expenses             109.2        94.9         2.8 %
Earnings (loss) before income
     taxes (benefit)                  (8.9)        5.5         N/A
Income taxes (benefit)                (3.7)        1.6         N/A
                                     -----       -----
     Net earnings (loss)              (5.2)%      3.9 %        N/A
                                     =====       =====

                                              Nine Months        Nine Months
                                          Ended December 31,  Ended December 31,
                                          -----------------   ------------------
                                            1994        1993     1994 vs. 1993
                                            ----       ----      -------------
Net sales                                  100.0 %     100.0%        (5.3)%
Other operating income                       0.1         0.1        (34.7)
Interest, dividend and other income          0.4         0.4         (4.1)
                                           -----       -----
Total revenue                              100.5       100.5         (5.3)
                                           -----       -----
Cost of sales                               83.0        76.2          3.0
Research and development                     8.1         6.4         19.7
Selling, general and administrative         10.5         7.1         39.9
Interest expense                             3.1         3.2         (9.2)
                                           -----       -----
Total costs and expenses                   104.7        92.9          6.6 %
                                           -----       -----
Earnings (loss) before income
     taxes (benefit) and cumulative
     effect of accounting change            (4.2)        7.6          N/A
Income taxes (benefit)                      (1.7)        2.6          N/A
                                           -----       -----
Earnings (loss) before cumulative
     effect of accounting change            (2.5)        5.0          N/A
Cumulative effect of accounting change       N/A         0.0          N/A
                                           -----       -----
     Net earnings (loss)                    (2.5)%      5.0 %         N/A
                                           =====       =====

RESULTS OF OPERATIONS

     Net sales for the three-month and nine-month periods ended December 31, 1994 decreased by approximately $3.9 million (11%) and $5.8 million (5%), respectively, from the corresponding prior periods. The decrease in net sales during the three-month period was principally related to the Company's consent decree with the Food and Drug Administration (FDA), pursuant to which the Company temporarily suspended shipment, and the FDA required the revalidation, of certain products. The decrease in sales for the nine-month period was primarily due to lower sales volume and unit prices for Ketoprofen capsules, a product introduced by the Company in December 1992.

     The Company's gross profit margin decreased from 24% to 15% during the three-month period ended December 31, 1994 and from 24% to 17% during the nine-month period ended December 31, 1994 compared to the corresponding prior periods. The decrease in profit margin during the three-month period was primarily due to price erosion on various products and increased costs associated with FDA regulatory requirements which also resulted in reduced finished goods production during the quarter, as well as a change in the mix of products sold. The decrease in profit margin during the nine-month period was primarily due to lower sales volume and unit prices for Ketoprofen capsules. When introduced by the Company, Ketoprofen was the first available generic substitute for the brand name product Orudis(R). Although the Company initially obtains higher sales prices for new products, intensified competition typically forces the Company to lower its sales price and reduce its profit margin.

     As announced in December, 1994, the Company has signed a three-year supply agreement with Eli Lilly and Company. The agreement became effective January 1, 1995 and calls for the Company to supply Lilly with a product manufactured at its Missouri facility. The Company expects this arrangement to double its production of that product. The contract also calls for Lilly to supply the Company with substantial quantities of a raw material at a fixed exchange ratio. As a result of this contract, the Company anticipates improved gross profit margins in fiscal 1996.

     Research and development expenses during the three-month and nine-month periods ended December 31, 1994 increased by approximately $300,000 and $1.4 million, respectively, compared to the corresponding prior periods due to increased research activity as well as increased costs associated with FDA regulatory requirements affecting new products.

     Selling, general and administrative expenses increased by approximately $1 million during the three-month and $3.1 million during the nine-month period compared to the corresponding prior periods. The increase during the three-month period resulted primarily from costs incurred in connection with exploring strategic options to enhance the value of the Company to its shareholders, including discussions regarding a possible sale of the Company. Although the Company continues to be engaged in active discussions, no assurances can be given that such discussions will result in any transaction. The Company does not anticipate making any further announcement unless and until an agreement is reached or the exploration of alternatives is terminated. The increase during the nine-month period was primarily attributable to the resolution of regulatory matters with the FDA referred to above, which resulted in increased payroll, legal fees and other professional expenses.

     Interest expense decreased by approximately $160,000 and $320,000, respectively, compared to the corresponding prior periods. The decreases were due to reduced long-term debt, as well as the remarketing in September 1994 of the Company's $30 million bonds at a substantially reduced interest rate. The Company anticipates continued interest expense reductions during the balance of the 1995 fiscal year compared to the 1994 fiscal year as a result of the reduced interest rate on its bonds.

     The Company's effective tax rate (benefit) for the three-month and nine-month periods ended December 31, 1994 was a 41% benefit. The Company incurred a loss in the three-month and nine-month periods ended December 31, 1994 and its tax exempt income and tax credits therefore increased rather than decreased its income tax rate/benefit. The Company's effective tax rate for the three-month and nine-month periods ended December 31, 1993 was 30% and 34%, respectively. Effective April 1, 1993, the Company adopted FASB Statement 109, "Accounting for Income Taxes." The adoption of Statement 109 resulted in increased net earnings of $30,000 (less than $.01 per share) for the nine-month period ended December 31, 1993.

     For the various reasons noted above, the Company incurred a loss of approximately $1.7 million and $2.5 million for the three-month and nine-month periods ended December 31, 1994, respectively, compared to earnings of approximately $1.4 million and $5.4 million, respectively, in the corresponding periods of the prior year.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents decreased by approximately $3.1 million during the nine months ended December 31, 1994 as a result of the net repayment of approximately $3.1 million of debt. During the nine-month period the Company generated approximately $7.7 million of cash from operating activities which it used to finance capital expenditures, as well as the payment of its sixth consecutive annual cash dividend.

     The Company has available $6.8 million under its $10 million line of credit with Commerce Bank of St. Louis and $1 million under its $10 million line of credit with NatWest Bank, N.A.

PART II - OTHER INFORMATION

Item 5.   Other Information

     On November 22, 1994, the Company paid its sixth consecutive annual cash dividend of $.10 per share of common stock to stockholders of record on October 18, 1994.

     As previously reported, in July 1994 the Company entered into an agreement with FDA to resolve outstanding regulatory issues with respect to its dosage form facilities. The Company believes it has provided FDA with all submissions, including expert certifications, required under the agreement as of this date. In addition, in connection with the five products that the Company agreed to suspend shipments of, two were returned to the market in September 1994. The FDA has also notified the Company that it may commence manufacturing a third product, Nystatin Liquid, and may ship certain batches of this product, but shipments of batches manufactured after the date of the agreement must await further review of information by FDA. The Company had, on its own initiative, suspended shipments of the remaining two products prior to entering into the agreement. The Company anticipates requesting FDA to reinspect its dosage form facilities in the Company's fourth fiscal quarter. A satisfactory reinspection is necessary to obtain new product approvals of dosage form products. The Company is also responding to FDA observations resulting from an inspection in January of its Waldwick Bulk Pharmaceutical Chemical facility.


Item 6.  Exhibits and Reports on Form 8-K
         NONE

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     BIOCRAFT LABORATORIES, INC.
                                                          (registrant)





Date:  February 13, 1995                               /s/ Harold Snyder
                                                      --------------------
                                                         Harold Snyder
                                                         President, Chairman and
                                                         Chief Executive Officer







Date:  February 13, 1995                              /s/  Brian S. Snyder
                                                     ----------------------
                                                        Brian S. Snyder
                                                        Vice President and
                                                        Controller