Form 10-K
period 1995-03-31
BIOCRAFT LABORATORIES INC
filed 1995-06-29
CIK 763043

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------
                                   Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    For the fiscal year ended March 31, 1995

                         Commission file number 1-8867

                          Biocraft Laboratories, Inc.
               (Exact name of registrant as specified in charter)

            Delaware                                            22-1734359
  (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                            Identification No.)

18-01 River Road, Fair Lawn, New Jersey                          07410
(Address of principal executive offices)                       (Zip Code)

       Registrant's telephone number, including area code (201) 703-0400

          Securities registered pursuant to Section 12(b) of the Act:

       Title of each class           Name of exchange on which registered
       -------------------           ------------------------------------
   Common Stock, par value $.01             New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock of the registrant held by non-affiliates was approximately $101,950,000 as of June 22, 1995. The computation includes as affiliates Harold Snyder, Beatrice Snyder, Beryl L. Snyder, Brian S. Snyder and Jay T. Snyder, who are described in Item 12, Security Ownership of Certain Beneficial Owners and Management, below, without prejudice to a determination that such persons are non-affiliates of the registrant for any other purpose under the Securities Act of 1933 or the Securities Exchange of 1934.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 22, 1995.

                 Common Stock, par value $.01 14,166,127 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the proxy statement for the Annual Meeting of Shareholders to be held August 14, 1995 are incorporated by reference in Part III.

Index to Financial Statements and Schedules - Page F-1
Index to Exhibits - Page I-1

                            FORM 10-K ANNUAL REPORT

                                     PART I

ITEM 1. BUSINESS

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

PRODUCTS AND PRODUCT DEVELOPMENT

     The Company presently manufactures various dosages of 23 prescription drugs, and one prescription veterinary drug constituting an aggregate of 68 products. Governmental approvals were required and obtained for each of these products. The Company's products are sold in various oral dosage forms, including compressed tablets, two-piece hard-shell capsules, powders for oral solution or suspension and liquids. As of March 31, 1995, the Company was awaiting FDA approvals to market 14 generic drugs constituting 29 products. The Company intends to submit to the FDA applications to approve five new generic drugs constituting a variety of products during fiscal 1996. See "Government Regulation."

     The 24 drugs manufactured by the Company can be divided into 11 categories. The number of products in each category is shown in parentheses.

     1. Penicillin and Semi-Synthetic Penicillin Drugs (19): These antibiotic drugs include Penicillin V Potassium and the semi-synthetic penicillin drugs Amoxicillin, Ampicillin, Cloxacillin, Dicloxacillin and Oxacillin.

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

     8. Cardiovascular Drug (2): This drug is Disopyramide Phosphate.

     9. Gastrointestinal Drug (3): This drug is Metoclopramide.

     10. Anti-Spasmodic Drug (2): This drug is Baclofen.

     11. Veterinary Drug (5): The drug in this category is Amoxicillin, an antibiotic sold under the registered trademark "Biomox."

     In July 1994 the Company entered into an agreement with FDA resolving outstanding regulatory issues with respect to dosage form facilities. Based on the agreement, the Company suspended shipments of powder for Oral Suspension of Amoxicillin and Nystatin Oral Suspension. Previously, on its own initiative, the Company had stopped manufacturing the Oral Suspension of Ampicillin and Amiloride HCl Hydrochlorothiazide Tablets. The agreement requires expert certifications to be submitted to and approved by FDA prior to resumption of shipments. The Company resumed shipment of the Oral Suspension of Amoxicillin in September 1994 and FDA is currently reviewing expert certifications for Nystatin. See Legal Proceedings.

     The Company manufactures the active ingredients it uses in its semi-synthetic penicillin drugs at its Waldwick, New Jersey facility and bulk form Cephalexin at its Mexico, Missouri facility. In March 1994, the Company received FDA approval to manufacture bulk form Amoxicillin and Ampicillin in its plant in Missouri. Such active ingredients are from time to time sold in bulk form, generally in small amounts. Chemical intermediates also manufactured in the Company's Mexico, Missouri facility are used in the Company's production of certain antibiotics and are also periodically sold to third parties.

     The Company entered into a three-year supply agreement with Eli Lilly and Company, effective January 1, 1995. The agreement calls for Biocraft to supply Eli Lilly and Company with a product manufactured at Biocraft's Missouri facility. Biocraft expects this arrangement will result in Biocraft doubling its production of that product. The contract also calls for Lilly to supply Biocraft with substantial quantities of a raw material at a fixed exchange ratio.

     The Company's research and development generally consists of activities related to new generic drug product development, clinical studies for generic and non-generic drugs and research for developing new bulk manufacturing processes. In the fiscal years ended March 31, 1993, 1994 and 1995, total research and development expenditures were approximately $8,662,000, $9,923,000 and $11,110,000, respectively.

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

MARKETING AND CUSTOMERS

     The Company sells its products primarily through 16 salaried employees. Sales of drugs in dosage forms are made primarily to distributors, drug wholesalers, drugstore chains, mass merchandisers, other drug manufacturers, health care institutions and government agencies. More than half of the Company's gross sales of drugs in dosage form is made under its own label and the balance is made under customers' labels; however, in all cases the Company is named on the label as the manufacturer.

     The Company sells dosage form products to approximately 300 customers. No single customer accounted for more than 10% of total net sales in fiscal 1993, 1994 or 1995.

     In fiscal 1993, 1994 and 1995, sales of cephalosporins constituted approximately 24%, 27% and 30%, respectively, of total gross sales. For the fiscal years ended March 31, 1993, 1994 and 1995, penicillin and semi-synthetic penicillin drugs accounted for approximately 33%, 36% and 36%, respectively, of total gross sales.

     A key element of the Company's marketing strategy is to attempt to maintain sufficient inventories of products in order to meet the Company's goal of filling customer orders within a one to four week period. This strategy requires a substantial amount of working capital to maintain inventories at a level sufficient to meet anticipated demand.

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

EMPLOYEES

     As of April 1, 1995, the Company had approximately 800 full-time employees. Approximately 150 administrative and professional personnel are engaged, at least part of their time, in product development of bulk and finished dosage form products, including market research, product selection and formulation, process development, and in seeking FDA approvals of new products. Approximately 280 employees are represented by a local collective bargaining unit whose agreement with the Company expires on June 1, 1997, with annual wage reopeners. Management believes that its relations with employees are satisfactory.

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

     Under the Federal Drug Price Competition and Patent Restoration Act of 1984 (the "Drug Price Act"), the effective date of approval of most generic drugs will ordinarily be delayed until the expiration of patents covering the product or until a court has determined the patent to be invalid or not infringed. If a manufacturer files an ANDA certifying that it believes a patent is invalid or not infringed and successfully defends itself in patent litigation, it may receive exclusive marketing rights for the generic version of the product for a period of 180 days. These provisions do not apply to antibiotics.

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

     Among the requirements for new drug approvals is the requirement that the prospective manufacturer's methods conform to the FDA's current good manufacturing practices standards ("cGMP Regulations"). The cGMP Regulations must be followed at all times during which the approved drug is manufactured. In seeking to comply with the standards set forth in these regulations, the Company must continue to expend time, money and effort in the areas of production and quality control in order to achieve compliance. Failure to so comply risks possible FDA action such as the suspension of manufacturing, withdrawal of ANDAs or the seizure of drug products. See Legal Proceedings.

     In November 1990, Congress passed, as part of the Omnibus Budget Reconciliation Act of 1990, The Medicaid Prudent Purchasing Act (the "Medicaid Rebate Act"). The Medicaid Rebate Act, with respect to generic pharmaceuticals, requires all manufacturers whose products are covered by the Medicaid Program, to rebate to each state a percentage (currently 11% in the case of products sold by the Company) of the manufacturer's average net sales price, for all products dispensed by pharmacists pursuant to Medicaid. Additional rules, which apply with respect to non-generic pharmaceuticals, are not currently applicable to the Company. In addition, several states, including New Jersey, New York, California, Pennsylvania, Washington and Connecticut, have enacted supplemental rebates and/or similar legislation with respect to programs other than Medicaid.

     The Company also is governed by federal, state and local laws of general applicability, such as laws regulating working conditions. In addition, the Company is subject, as are manufacturers generally, to various federal, state and local environmental protection laws and regulations, including those governing the discharge of materials into the environment. Compliance with such environmental provisions is not expected to have a material effect on the earnings, cash requirements or competitive position of the Company in the foreseeable future. See "Legal Proceedings" with respect to certain pending environmental matters.

ITEM 2.  PROPERTIES

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

     The Company manufactures the active ingredients used in its semi-synthetic penicillin drugs at its plant of approximately 15,000 square feet in Waldwick, New Jersey, approximately 5 miles from the executive offices. The Waldwick plant also houses the Company's laboratories for microbiology, quality control for bulk form penicillin manufacturing and research and development for bulk form antibiotics. Raw materials and finished inventory for the Waldwick plant are stored in a warehouse of approximately 17,000 square feet which is adjacent to the Waldwick plant.

     The Company's facility in Mexico, Missouri manufactures pharmaceutical intermediates and bulk antibiotics. The plant is approximately 125,000 square feet and contains manufacturing, laboratory, office and warehouse facilities. In addition, the complex includes a solvent recovery facility and a waste disposal plant.

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

     On June 8, 1989, the United States Environmental Protection Agency (EPA) notified the Company that it was a potentially responsible party (PRP) along with other generators of industrial waste, the site owners and operators, and transporters of wastes to the site, for the alleged release of hazardous substances from a waste management site in Elkton, Maryland, known as the "Spectron Site." The Company has participated with other PRPs in investigating and remediating the site under a Consent Order entered into with EPA in August 1989. As of March 31, 1995, the Company has paid to the PRP group approximately $224,000, all of which was paid in previous years, for its share of clean-up costs, based on volumetric allocation of waste shipments to the Spectron Site. On March 19, 1990, EPA sent another letter to the Company notifying it of potential liability for planned additional remedial work at the Spectron Site. This additional remedial work arises from alleged releases of hazardous substances at the Spectron Site during the period of 1968 to 1982, known as the Galaxy Period. The Company has decided to join with other PRPs in the negotiation of a Consent Order with EPA for the additional remedial work related to the Galaxy Period.

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

     Between November 23 and November 29, 1993, five separate actions were commenced in the United States District Court for the District of New Jersey against the Company and Harold Snyder, Beatrice Snyder, Beryl L. Snyder, Brian
S. Snyder and Jay T. Snyder, all of whom are officers and directors of the Company, and Steven J. Sklar, who is an officer of the Company, purporting to allege securities fraud and common law claims on behalf of purchasers of the Company's stock. Thereafter, pursuant to an Order of the Court, the five actions were consolidated under the caption In re Biocraft Laboratories, Inc. Securities Litigation, and a Consolidated and Amended Class Action Complaint (the
"Complaint") was served on March 8, 1994. The Complaint purports to allege securities fraud claims under Sections 10 (b) and 20 of the Securities Exchange Act of 1934, 15 U.S.C. ss.ss. 78(b) and 78t, and SEC Rule 10b-5, 17 C.F.R. ss.240.10b-5, as well as claims for common law fraud and negligent misrepresentation, based on alleged misrepresentations and omissions in the Company's publicly filed statements and press releases regarding the Company's compliance with the FDA concerning the Company's manufacture of its products. Plaintiffs seek compensatory and punitive damages in an unspecified amount, as well as attorneys' fees and other costs of the lawsuit. In May 1994, the Company moved to dismiss the Complaint on the grounds that, among other things, it fails to state a claim upon which relief can be granted. In March 1995 the Court denied defendants' motion to dismiss.

     The Company has not received any new drug approvals since June 1993. As previously reported, in July 1994 the Company entered into an agreement with FDA to resolve outstanding regulatory issues with respect to its dosage form facilities. The agreement requires the Company, among other things, to obtain and submit to FDA expert certifications of procedures used in the manufacturing and testing of products. The Company believes it has provided FDA with the submissions, including expert certifications required under the agreement through June 19, 1995. The Company understands that FDA has not yet completed its review of all of these submissions. Although the Company cannot predict whether FDA will ultimately find these submissions acceptable, the Company has been working closely with FDA to resolve any outstanding issues. In May 1995 FDA completed an inspection of the Company's dosage form facilities. A satisfactory inspection is necessary to obtain new product approvals. Based on the inspection, expert certifications and actions by the Company during the past year, the Company believes that it has all of the systems and procedures in place to obtain new drug approvals. Although FDA employees communicated their observations that substantial improvements in systems and procedures were achieved, no assurance can be given at this time that FDA will find the results of the inspection satisfactory.

     In May 1995 an action was brought against the Company, two other generic manufacturers and a bulk pharmaceutical supplier by Eli Lilly and Company ("Lilly") in the U.S. District Court for the Southern District of Indiana for infringement of two patents related to Cefaclor, an antibiotic. The case relates to two process patents which expire on July 3, 1996. Lilly has filed for a preliminary injunction against all four defendants. Although the Company has filed an application for approval of this product with FDA, approval has not yet been received.

     See also Note 11 of "Notes to Consolidated Financial Statements".

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY


     Name                            Position                               Age
     ----                            --------                               ---
Harold Snyder            Chairman, Chief Executive Officer                   73
                         and President

Beatrice Snyder          Senior Vice President and                           71
                         Secretary

Harmon Aronson           Vice President -                                    52
                         Quality Management

Melvin Kaufman           Vice President - Operations                         56

Gerald Moskowitz         Vice President - Sales                              65

Steven J. Sklar          Vice President, Treasurer and                       38
                         Chief Financial Officer

Brian S. Snyder          Vice President and Controller                       36

Jay T. Snyder            Vice President -                                    36
                         Research and Product Development

Beryl L. Snyder          Vice President, Assistant                           38
                         Secretary and General Counsel

Joy Bloodsaw             Associate Vice President -                          50
                         Purchasing

Harvey Richards          Associate  Vice President -                         62
                         Regulatory Affairs

McKee Moore              Associate  Vice President - Sales                   42

George Svokos            Associate Vice President -                          37
                         Missouri Operations

     HAROLD SNYDER has been President of the Company since 1964 and in 1985 was elected Chairman and Chief Executive Officer. Prior to founding the Company in 1964, Mr. Snyder held various managerial and technical positions in the pharmaceutical industry.

     BEATRICE SNYDER has been Secretary of the Company since 1964, and was elected to the office of Senior Vice President in 1985.

     HARMON ARONSON has been Manager of the Company's non-penicillin production since 1979. He was Vice President - Non-Penicillin Dosage Operations since 1985. In 1994 he was elected the Company's Vice President - Quality Management.

     MELVIN KAUFMAN was Chief Operations Manager of the Company from July 1983 to January 1985 and was subsequently elected the Company's Vice President -

Antibiotic Operations. In 1994 he was elected Vice President - Operations. From 1980 to July 1983 he served as Director of Bulk Manufacturing of Wyeth
Laboratories, Inc., a manufacturer of pharmaceuticals and a subsidiary of American Home Products Corp.

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

     MCKEE MOORE was elected Associate Vice President - Sales in April, 1994. He had been employed with the Company as Chief Sales Representative since 1991. Prior to this time, he was employed by Geneva Generics.

     GEORGE SVOKOS was elected the Company's Associate Vice President - Missouri Operations in January 1995. He has been with the Company since 1980. He was Assistant Plant Manager at the Waldwick, New Jersey bulk production plant. He was Project Manager and subsequently Plant Manager at the Mexico, Missouri bulk production facility.

     Harold Snyder and Beatrice Snyder are husband and wife. Beryl L. Snyder, Brian S. Snyder and Jay T. Snyder are the children of Harold and Beatrice Snyder.

     Officers of the Company are elected by the directors for a term of one year and hold office until their respective successors are elected and qualified.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the New York Stock Exchange under the symbol "BCL". Set forth, for the periods indicated, are the high and low sale prices for the Common Stock on the New York Stock Exchange.

         1994 FISCAL YEAR                                   HIGH      LOW
         First Quarter...............................      $26.50    $15.75
         Second Quarter..............................       35.00     26.13
         Third Quarter...............................       37.63     18.88
         Fourth Quarter..............................       21.75     14.75

         1995 FISCAL YEAR
         First Quarter...............................      $18.13    $13.63
         Second Quarter..............................       17.13     11.75
         Third Quarter...............................       19.25     14.88
         Fourth Quarter..............................       19.25     15.25

     There were 889 holders of record of the Company's Common Stock on June 22, 1995.

     On August 8, 1994 the Company declared its sixth consecutive annual cash dividend of $.10 per share on its Common Stock, which was paid on November 22, 1994. The Company's fifth annual cash dividend of $.10 per share on its Common Stock was paid on November 18, 1993. The payment of dividends is subject to the discretion of the Board of Directors and will be dependent upon many factors, including the Company's earnings, its capital needs and its general financial condition.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected financial data of the Company for the five years ended March 31, 1995, 1994, 1993, 1992 and 1991. The selected financial data for, and as of the end of, each of the years in the five year period ended March 31, 1995 are derived from the audited financial statements of the Company. Selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited financial statements as of March 31, 1995 and 1994 and for each of the years in the three year period ended March 31, 1995 and
related  notes  thereto  included   elsewhere  in  this  Form  10-K.


                                                                 Years ended March 31,
                                              -------------------------------------------------------------
                                              1995           1994           1993          1992         1991
                                              ----           ----           ----          ----         ----

INCOME STATEMENT DATA
(in thousands, except per share data)
Operating revenue .........................   $140,896      $143,356       $126,148      $92,268      $83,505
Total revenue .............................    141,373       143,886        126,638       92,774       85,084
Research and development ..................     11,110         9,923          8,662        8,755        6,056
Net earnings (loss) .......................     (2,395)        6,105*         5,856       (6,740)       3,708
Net earnings (loss) per share .............      (0.17)         0.43*          0.42        (0.48)        0.27
Cash dividends per share ..................       0.10          0.10           0.10         0.10         0.10
Weighted average number of
  shares outstanding ......................     14,147        14,160         14,086       14,018       13,983

*Includes $30 (less than $.01 per share) cumulative  effect of change  in method of accounting for income taxes.

BALANCE SHEET DATA
(in thousands, at year end)
Working capital                                $60,177       $63,256        $60,642      $60,032      $62,919
Total assets                                   172,945       168,073        170,147      164,252      157,378
Long-term obligations
  less current portion                          50,800        48,582         52,255       56,405       45,109
Stockholders' equity                            93,981        97,292         91,867       86,320       93,286


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth the Company's unaudited quarterly operating results for the fiscal years ended March 31, 1994 and 1995.

                                            (In thousands, except per share data)
                                                       Three Months Ended
                        --------------------------------------------------------------------------------
                        June 30,  Sept.30,    Dec.31,    Mar.31,   June 30, Sept.30,  Dec.31,    Mar.31,
                          1993      1993       1993       1994      1994      1994     1994       1995
                        -------   -------     -------    -------   -------  -------   -------    -------
Net sales .............  $35,823   $36,235    $36,605   $34,486   $31,158   $39,055   $32,678   $37,903
Gross profit ..........    8,082     9,091      8,656     7,680     5,473     7,170     4,891     7,551
Net earnings (loss) ...    1,943*    2,017      1,438       707      (894)       71    (1,710)      138
Earnings (loss)
  per share ...........     0.14*     0.14       0.10      0.05     (0.06)      .01     (0.12)      .01

*Includes $30 (less than $.01 per share) cumulative effect of change in method of accounting for income taxes. Net earnings for the quarter before the cumulative effect of this accounting change were $1,913 ($.14 per share).

     The following table sets forth as a percentage of net sales certain items appearing in the Company's consolidated statements of operations as well as the percentage change in the dollar amount of these items as compared to the prior period.

                                                              Period to Period
                                 Percentage of Sales         Increase (Decrease)
                                 -------------------         -------------------
                                Years Ended March 31,          1994       1995
                             --------------------------         vs.        vs.
                              1993      1994      1995         1993       1994
                              ----      ----      ----         ----       ----
Net sales .................. 100.0%    100.0%    100.0%        26.5%      (1.6)%
Other operating income .....  11.5       0.1       0.1        (98.4)     (50.7)
Interest, dividend and
  other income .............   0.4       0.4       0.3          8.2      (10.0)
                             -----     -----     -----
Total revenue .............. 111.9     100.5     100.4         13.6       (1.7)
                             -----     -----     -----
Cost of sales ..............  78.8      76.6      82.2         23.0        5.5
Research and development ...   7.7       6.9       7.9         14.6        2.0
Selling, general and
  administrative ...........  13.0       7.9       0.3        (22.7)      27.8
Interest expense ...........   4.4       3.2       3.0         (9.0)      (8.5)
                             -----     -----     -----
Total costs and expenses ... 103.9      94.6     103.4         15.3        7.4
                             -----     -----     -----
Earnings (loss) before
  income taxes (benefit)
  and cumulative effect of
  accounting change ........   8.0       5.9      (3.0)        (7.6)        NM

Income taxes (benefit) .....   2.8       1.6      (1.2)       (28.0)        NM
                             -----     -----     -----
Net earnings (loss) before
  cumulative effect of
  accounting change ........   5.2       4.3      (1.8)         3.7         NM

Cumulative effect of
  change in  method of
  accounting for income
  taxes ....................   --        0.0        --           NM         NM
                             -----     -----     -----
 Net earnings (loss) .......   5.2       4.3      (1.8)          4.3        NM
                             =====     =====     =====

NET SALES

     Net sales declined by $2.4 million (1.6%) in the fiscal year ended March 31, 1995, after rising by $30 million (26%) in fiscal 1994. The fiscal 1995 decrease was attributable to reduced sales volume of Ketoprofen, introduced by the Company in December 1992, as well as a decrease in net selling prices of various products, including Ketoprofen. These decreases were partially offset by increased sales volume on several products, principally Cephalexin. The increase in fiscal 1994 resulted primarily from increased sales volume of Amoxicillin and Cephalexin products including Amoxicillin chewable tablets introduced by the Company in fiscal 1993. Increases of that magnitude are unlikely without further product approvals from the Food and Drug Administration (FDA). New drug approvals have been delayed pending resolution of issues under discussion with the FDA (see Note 11 of notes to consolidated financial statements).

GROSS PROFIT

     Gross profit margins were 18% in fiscal 1995, 23% in fiscal 1994 and 21% in fiscal 1993. The increase in fiscal 1994 resulted primarily from higher gross profit margins associated with the Company's newly introduced products. Although the Company initially obtains higher sales prices for new products, intensified competition typically forces the Company to lower its sales price and reduce its profit margin. As mentioned above, in fiscal 1995 sales of Ketoprofen, a relatively new product for the Company on which the Company continues to maintain a high profit margin, fell significantly resulting in a lower overall gross profit margin.

     As announced in December, 1994, the Company signed a three-year supply agreement with Eli Lilly and Company. The agreement became effective January 1, 1995 and calls for the Company to supply Lilly with a product manufactured at its Missouri facility. The Company expects this arrangement to double its production of that product. The contract also calls for Lilly to supply the Company with substantial quantities of a raw material at a fixed exchange ratio. As a result of this contract, the Company anticipates improved gross profit margins in fiscal 1996.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenditures increased by approximately $1.2 million and $1.3 million in fiscal 1995 and 1994, respectively, compared to the corresponding prior periods. The increases resulted primarily from increased activity and costs in connection with the development and approval process for new generic drugs, as well as increased costs associated with FDA regulatory requirements affecting new generic drugs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased by approximately $3.1 million in fiscal 1995 after decreasing by approximately $3.3 million in fiscal 1994 compared to the corresponding prior period. The increase in fiscal 1995 was primarily attributable to costs incurred in connection with the resolution of regulatory matters with the FDA referred to above, as well as costs incurred in connection with exploring strategic options to enhance the value of the Company to its shareholders, including discussions regarding a possible sale of the Company. The decrease in fiscal 1994 was primarily due to decreased costs in connection with the manufacture of Cefixime (see "Other Operating Income").

OTHER OPERATING INCOME

     Other operating income decreased by approximately $100,000 and $12.8 million in fiscal 1995 and 1994, respectively, compared to the corresponding prior periods. The decrease in fiscal 1994 was due to the expiration of the Company's agreement with American Cyanamid Company (Cyanamid) under an agreement which provided for the Company's exclusive manufacturing of Cefixime for Cyanamid at the Company's Fairfield facility. The agreement expired on January 31, 1993.

NON-OPERATING INCOME AND INTEREST EXPENSE

     Interest,   dividend  and  other  non-operating  income  was  approximately
$500,000 in each of fiscal 1995, 1994 and 1993.

     Interest expense decreased by approximately $400,000 and $500,000 in fiscal 1995 and 1994, respectively, compared to the corresponding prior periods. The decrease in fiscal 1995 resulted primarily from the remarketing, in September 1994, of the Company's $30 million bond. The decrease in fiscal 1994 was due to reduced rates, during most of the fiscal year, on the Company's credit facilities, as well as reduced long-term debt.

PROVISION FOR INCOME TAXES

     The Company's effective tax rate/benefit was 42% in fiscal 1995. The rate fell to 28% in fiscal 1994, from 36% in fiscal 1993. In fiscal 1995, the Company incurred a loss for income tax as well as financial accounting purposes and the Company's tax exempt income and tax credits therefore increased rather than decreased its income tax rate/benefit. The lower tax rate in fiscal 1994 resulted primarily from increased research and development credits as a result of the retroactive reinstatement by Congress of this tax credit. In addition, adjustments relating to the conclusion of tax examinations for the fiscal years ended in 1987 through 1990 contributed to the lower rate. These items more than offset the increase in deferred tax liability as a result of the increase in the statutory tax rate to 35%. In April 1993, the Company adopted FASB Statement No. 109, "Accounting for Income Taxes." The cumulative effect of the change in accounting method increased net earnings by $30,000 or less than $.01 per share for the 1994 fiscal year.

NET EARNINGS (LOSS)

     For the various reasons noted above, the Company incurred a net loss in fiscal 1995. The ratios of net earnings to net sales and net earnings to operating revenue, decreased from 5.2% and 4.6%, respectively, in fiscal 1993 to 4.3% (for both ratios) in fiscal 1994.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash from operating activities was approximately $6.9 million in fiscal 1995. Funds were primarily used to finance $10 million of capital expenditures. In addition, the Company paid a $1.4 million dividend. As a result, cash and cash equivalents decreased by approximately $3.3 million during fiscal 1995. The

Company maintained $60 million of working capital and a current ratio of 3.7:1 as of March 31, 1995, compared to $63 million of working capital and a current ratio of 4.7:1 as of March 31, 1994. The Company's inventory fell by $1.7 million, and continues to include approximately $5 million of costs, principally raw materials, for which the Company is awaiting FDA approval. Such approvals have been delayed pending resolution of issues under discussion with FDA (see
Note 11 of notes to consolidated financial statements). In the opinion of management, such inventory's fair market value equals or exceeds its cost.

     The Company had total long-term obligations at March 31, 1995 of $56 million compared to $54 million at March 31, 1994, and its long-term obligations as a percentage of total capitalization increased to 37% at March 31, 1995 compared to 36% at March 31, 1994.

     Most of the Company's long-term obligations are comprised of its $30 million bond ($27.8 million outstanding as of March 31, 1995) issued in September 1989 in connection with the construction of its facility in Mexico, Missouri. The bonds, due September 1, 2004, were issued by the Missouri Economic Development, Export and Infrastructure Board and are secured by a Letter of Credit issued by the Bank of Tokyo, Ltd., New York Agency. The Letter of Credit agreement provides for a mortgage on the Mexico, Missouri facility. Principal amortization installments are in varying amounts, with an initial payment of $2.2 million made in fiscal 1995. The Company remarketed the bonds in September 1994 resulting in reduced interest expense in the second half of fiscal 1995.

     In addition to the bonds, the Company has a $10 million revolving credit line ($9 million outstanding as of March 31, 1995) with NatWest Bank N.A. (NatWest), as well as a $2 million unsecured term loan and a $2 million mortgage. The Company also has a $10 million revolving credit line with Commerce Bank National Association (Commerce Bank) and had $7.75 million outstanding as of March 31, 1995.

     The Company's other outstanding long-term obligations include (i) $363,000 in connection with 15-year New Jersey Economic Development Authority Revenue bonds (NJEDA bonds) issued in December 1983, used to finance the Company's Paterson, New Jersey plant and which is secured by a mortgage on that plant and the Company's Elmwood Park plant; (ii) a $210,000 term loan agreement with the Missouri Department of Economic Development (MODED) and the City of Mexico, payable in 40 equal quarterly installments of $10,000 beginning September 1, 1990; and (iii) $7.5 million ($6.6 million present value) due pursuant to a 1990 litigation settlement agreement. (See Note 5 of notes to consolidated financial statements.)

     The credit facilities with NatWest and Commerce Bank, as well as the Letter of Credit Agreement with Bank of Tokyo and the NJEDA bonds require, among other matters, that the Company maintain certain financial covenants. The Company is in compliance with all required financial covenants.

     The Company currently has no other significant long-term commitments and anticipates that it can satisfy its fiscal 1996 operating requirements and capital expenditure needs from its existing credit facilities as well as from internally generated funds.

OTHER

     Effective April 1, 1994, the Company adopted FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The change in accounting method increased stockholders' equity as of April 1, 1994 by approximately $87,000 (net of $53,000 of deferred income taxes) to reflect the net unrealized holding gains on securities classified as available-for-sale previously carried at the lower of amortized cost or market. In accordance with the Statement, prior period financial statements were not restated. During fiscal 1995, securities accounting for substantially all of the unrealized gain as of April 1, 1994 were sold and the gain was recognized.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Financial Statements of the Company as of March 31, 1995 and 1994, and for each of the three years in the period ended March 31, 1995, related notes thereto and the financial statement schedule are included herein at pages F-1 to F-18. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for selected quarterly financial data.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Items 10, 11, 12 and 13 have been omitted because on or before July 29, 1995, Registrant will file with the Commission pursuant to Regulation 14A a definitive proxy statement. The information called for by these items is set forth in that proxy statement and is incorporated herein by reference.

     The information called for by Item 10 with respect to executive officers of the Registrant appears following Item 4 under Part I of this Report.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1 and 2 Financial statements and financial statement schedules - see index on page F-1.

3. Exhibits - see index on page I-1, I-2 and I-3.

(b) Not applicable

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     BIOCRAFT LABORATORIES, INC.


Date:    June 27, 1995                                    /s/Harold Snyder
                                                      --------------------------
                                                          (Harold Snyder)
                                                       Chairman, President and
                                                       Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


   Signature                         Title                          Date
   ---------                         -----                          ----

/s/ Harold Snyder             Director, Chairman of              June 27, 1995
- -----------------------       the Board, President
Harold Snyder                 and Chief Executive
                              Officer (principal
                              executive officer)


/s/ Beatrice Snyder           Senior Vice President,             June 27, 1995
- -----------------------       Secretary and Director
Beatrice Snyder


/s/ Brian S. Snyder           Vice President,                    June 27, 1995
- -----------------------       Controller and Director
Brian S. Snyder


/s/ Jay T. Snyder             Vice President - Research          June 27, 1995
- -----------------------       & Product Development
Jay T. Snyder                 and Director


/s/ Beryl L. Snyder           Vice President,                    June 27, 1995
- -----------------------       General Counsel,
Beryl L. Snyder               Assistant Secretary
                              and Director

/s/ Steven J. Sklar           Vice President,
- -----------------------       Treasurer and
Steven J. Sklar               Chief Financial Officer            June 27, 1995

/s/ Gerard Klein              Director                           June 27, 1995
- -----------------------
Gerard Klein


/s/ James J. Rahal,Jr.        Director                           June 27, 1995
- -----------------------
James J.Rahal,Jr.M.D.


/s/ Madelon DeVoe Talley      Director                           June 27, 1995
- -----------------------
Madelon DeVoe Talley


/s/ G. Harold Welch           Director                           June 22, 1995
- -----------------------
G. Harold Welch, Jr.

                          BIOCRAFT LABORATORIES, INC.

                  Index to Financial Statements and Schedules

                                                                           Page
                                                                          Number
                                                                          ------
Auditors' Report .......................................................   F-2

Financial Statements:

     Consolidated Balance  Sheets - March 31, 1995 and 1994 ............   F-3

     Consolidated Statements of Operations - Years ended
        March 31, 1995, 1994 and 1993 ..................................   F-4

     Consolidated Statements of Cash Flows -
        Years ended March 31, 1995, 1994 and 1993 ......................   F-5

     Consolidated Statements of Stockholders' Equity -
        Years ended March 31, 1995, 1994 and 1993 ......................   F-6

     Notes to Financial Statements .....................................   F-7

Financial Statement Schedules:

     II   Valuation and Qualifying Accounts ............................   F-18



     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

BIOCRAFT LABORATORIES, INC.
INDEPENDENT AUDITORS' REPORT

Ernst & Young LLP

The Board of Directors and Stockholders
Biocraft Laboratories, Inc.

     We have audited the accompanying consolidated balance sheets of Biocraft Laboratories, Inc. as of March 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1995. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Biocraft Laboratories, Inc. at March 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 1 to the financial statements, effective April 1, 1993, the Company changed its method of accounting for income taxes



                                                 Ernst & Young LLP
Hackensack, New Jersey
June 19, 1995

BIOCRAFT LABORATORIES, INC.
CONSOLIDATED BALANCE SHEETS
March 31, 1995 and 1994


                                                                                         1995                 1994
                                                                                         ----                 ----
                                                                                               (In thousands)
Assets
Current assets:
      Cash and cash equivalents ................................................      $  2,744             $  6,020
      Marketable securities ....................................................           635                  733
      Receivables
           Trade ...............................................................        26,044               21,094
           Income taxes ........................................................           650                  214
           Other ...............................................................           171                  159
Inventories.....................................................................        48,731               50,407
Other current assets ...........................................................         3,353                1,557
                                                                                      --------             --------
           Total current assets ................................................        82,328               80,184
                                                                                      --------             --------
Property and equipment, net ....................................................        89,780               87,028
Other assets and deferred charges ..............................................           837                  861
                                                                                      --------             --------
                                                                                      $172,945             $168,073
                                                                                      ========             ========

Liabilities and Stockholders' Equity
Current liabilities:
      Current installments of long-term obligations ............................      $  4,967             $  5,566
      Accounts payable-trade ...................................................        12,875                8,369
      Accrued expenses .........................................................         4,309                2,993
                                                                                      --------             --------
           Total current liabilities ...........................................        22,151               16,928
                                                                                      --------             --------
Long-term obligations, excluding current installments ..........................        50,800               48,582
Deferred income taxes ..........................................................         6,013                5,271
Stockholders' equity:
      Preferred stock, $1.00 par value.  Authorized 2,000,000
           shares; none issued .................................................           --                    --
      Common stock, $.01 par value.  Authorized 30,000,000
          shares; issued 14,223,547 in 1995 and 14,189,365 in 1994 .............           142                  142
      Additional paid-in capital ...............................................        43,456               42,242
      Retained earnings ........................................................        52,102               55,910
      Unrealized gains on securities ...........................................             7
      Less deductions for treasury stock and  employee stock plans .............        (1,726)              (1,002)
                                                                                      --------             --------
           Net stockholders' equity ............................................        93,981               97,292
                                                                                      --------             --------
Commitments and contingencies
                                                                                      $172,945             $168,073
                                                                                      ========             ========

See accompanying notes to consolidated financial statements.

BIOCRAFT LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended March 31, 1995, 1994 and 1993

                                                                                      1995                1994               1993
                                                                                   ----------          ----------         ----------
                                                                                         (In thousands, except per share data)
Revenue:
      Net sales ...............................................................    $  140,794          $  143,149         $  113,176
      Other operating income ..................................................           102                 207             12,972
      Interest, dividend and other income .....................................           477                 530                490
                                                                                   ----------          ----------         ----------
           Total revenue ......................................................       141,373             143,886            126,638
                                                                                   ----------          ----------         ----------
Costs and expenses:
      Cost of sales ...........................................................       115,709             109,640             89,171
      Research and development ................................................        11,110               9,923              8,662
      Selling, general and administrative .....................................        14,524              11,362             14,702
      Interest expense ........................................................         4,160               4,546              4,997
                                                                                   ----------          ----------         ----------
           Total costs and expenses ...........................................       145,503             135,471            117,532
                                                                                   ----------          ----------         ----------
Earnings (loss) before income taxes and cumulative
      effect of change in method of accounting for
      income taxes ............................................................        (4,130)              8,415              9,106
Income taxes (benefit) ........................................................        (1,735)              2,340              3,250
                                                                                   ----------          ----------         ----------
Earnings (loss) before cumulative effect of change in
      method of accounting for income taxes ...................................        (2,395)              6,075              5,856

Cumulative effect as of April 1, 1993 of change in
      method of accounting for income taxes ...................................          --                    30               --
                                                                                   ----------          ----------         ----------
Net earnings (loss) ...........................................................    ($   2,395)         $    6,105         $    5,856
                                                                                   ==========          ==========         ==========
Earnings (loss) per share:
Earnings (loss) before cumulative effect of change in
      method of accounting for income taxes ...................................    ($    0.17)         $     0.43         $     0.42
Cumulative effect of accounting change ........................................          --                  --                 --
                                                                                   ----------          ----------         ----------
Net earnings (loss) ...........................................................    ($    0.17)         $     0.43         $     0.42
                                                                                   ==========          ==========         ==========
Weighted average number of shares outstanding .................................        14,147              14,160             14,086
                                                                                   ==========          ==========         ==========

See accompanying notes to consolidated financial statements.

BIOCRAFT LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended March 31, 1995, 1994 and 1993


                                                                                              1995            1994          1993
                                                                                            ---------      ---------      ---------
                                                                                                       (in thousands)

Cash flows from operating activities:
      Net earnings (loss) ...........................................................       ($  2,395)     $   6,105      $   5,856
      Adjustments to reconcile net earnings to net cash provided by (used in)
      operating activities:
           Depreciation and amortization ............................................           7,322          6,647          6,030
           Imputed and non cash interest expense ....................................             746            832            850
           Non cash compensation ....................................................             421            403            137
           Equity in net loss (earnings) of affiliates ..............................              49            (39)            23
           Deferred income taxes ....................................................          (1,298)          (399)           406
           Cumulative effect of accounting change ...................................            --              (30)          --
           Gain on sale of marketable securities ....................................            (131)          --             --
           (Gain) loss on sale of fixed assets ......................................              (8)             1             19
           Changes in assets and liabilities:
                Trade receivables ...................................................          (4,950)          (300)        (9,084)
                Income taxes receivable/payable .....................................            (436)        (1,779)         5,697
                Inventories .........................................................           1,676         (7,920)         3,955
                Accounts payable-trade ..............................................           4,506         (3,075)           542
                Accrued expenses ....................................................           1,316           (594)          (249)
                Other assets ........................................................             115            104           (412)
                                                                                            ---------      ---------      ---------
                Net cash provided by (used in) operating activities ..................          6,933            (44)        13,770
                                                                                            ---------      ---------      ---------
Cash flows from investing activities:
      Capital expenditures ...........................................................        (10,041)        (6,365)        (7,099)
      Proceeds from sale of fixed assets .............................................              8              6              4
      Additions to marketable securities .............................................           --             --             (366)
      Dispositions of marketable securities ..........................................            234           --             --
                                                                                            ---------      ---------      ---------
           Net cash used in investing activities .....................................         (9,799)        (6,359)        (7,461)
                                                                                            ---------      ---------      ---------
Cash flows from financing activities:
      Proceeds from long-term obligations ............................................          6,500          8,750          8,600
      Payments of long-term obligations ..............................................         (5,566)       (12,529)       (11,246)
      Dividends paid ($.10 per share) ................................................         (1,413)        (1,412)        (1,405)
      Issuance of common stock .......................................................             54            126            869
      Transactions related to stock plans ............................................             15            202             27
                                                                                            ---------      ---------      ---------
           Net cash used in financing activities .....................................           (410)        (4,863)        (3,155)
                                                                                            ---------      ---------      ---------
           Net (decrease) increase in cash and cash equivalents ......................         (3,276)       (11,266)         3,154
Cash and cash equivalents at beginning of year .......................................          6,020         17,286         14,132
                                                                                            ---------      ---------      ---------
Cash and cash equivalents at end of year .............................................      $   2,744      $   6,020      $  17,286
                                                                                            =========      =========      =========
Supplemental cash flow information:
      Noncash financial and investing activities:
        Increase in marketable securities ............................................           --             --        $     (72)
        Decrease in trade receivables ................................................           --             --               72


See accompanying notes to consolidated financial statements.

BIOCRAFT LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years ended March 31, 1995, 1994 and 1993
In thousands, except per share data


                                                                                                     Stock Purchase
                                                                                                         Plans
                                                                                                   ------------------       Total
                                Common Stock    Treasury Stock  Additional            Unrealized   Deferred     Notes       stock-
                              --------------    --------------   paid-in   Retained    gains on     compen-     receiv-     holders'
                              Shares  Amount    Shares  Amount   capital   earnings   securities    sation       able        equity
                              ------  ------    ------  ------   -------   --------   ----------    ------      ------      -------
Balance at April 1, 1992     $14,104   $ 141     (57)  $ (818)  $ 40,289   $ 46,766                 $ (52)       $ (6)      $86,320
Transactions related to
  employee stock plans,
  including tax benefits           5                                 311                              (88)          4           227
Shares issued under
  stockholder
  purchase plan                   45       1                         868                                                        869
Net earnings                                                                  5,856                                           5,856
Dividends ($.10/share)                                                       (1,405)                                         (1,405)
                              ------  ------    ------  ------   -------   --------                 ------      ------      -------
Balance at March 31, 1993     14,154     142     (57)    (818)    41,468     51,217                  (140)         (2)       91,867
Transactions related to
  employee and director
  stock plans, including
  tax benefits                    35                       (1)       772                              (43)          2           730
Shares issued under
  stockholder
  purchase plan                                                        2                                                          2
Net earnings                                                                  6,105                                           6,105
Dividends ($.10/share)                                                       (1,412)                                         (1,412)
                              ------  ------    ------  ------   -------   --------                 ------      ------      -------
Balance at March 31, 1994     14,189     142     (57)    (819)    42,242     55,910                  (183)        --         97,292
Transactions related to
  employee stock plans            34              (1)      (7)     1,208                             (618)        (99)          484
Shares issued under
  stockholder
  purchase plan                                                        6                                                          6
Unrealized gains on
  securities                                                                            $   7                                     7
Net loss                                                                     (2,395)                                         (2,395)
Dividends ($.10/share)                                                       (1,413)                                         (1,413)
                              ------  ------    ------  ------   -------   --------     -----       ------      ------      -------
Balance at March 31, 1995     14,223   $ 142     (58)  $ (826)  $ 43,456   $ 52,102     $   7     $  (801)      $ (99)      $93,981
                              ======  ======    ======  ======   =======   ========     =====       ======      ======      =======


See accompanying notes to consolidated financial statements.

NOTES  TO CONSOLIDATED FINANCIAL STATEMENTS

1)  Summary of Significant Accounting Policies

     (a) Principles of Consolidation

     The consolidated financial statements include the accounts of Biocraft Laboratories, Inc. (the Company) and its wholly owned subsidiaries.

     The equity method of accounting is used for investments in which the Company owns at least a 20% interest, including the Company's 25% interest in Delmarva Laboratories, Inc. (Delmarva). Delmarva is a distributor of veterinary pharmaceutical products, including products produced by the Company.

     (b) Inventories

     Inventories are stated at the lower of cost (last-in, first-out (LIFO)) or market and include appropriate elements of material, labor and manufacturing overhead.

     (c) Depreciation and Amortization

     Depreciation and amortization of property and equipment are provided for under the straight-line method based on estimated useful lives as follows:

             Buildings and improvements         15 to 40 years
             Machinery and equipment             3 to 10 years

     Expenditures for major renewals and betterments to property and equipment are capitalized and expenditures for maintenance and repairs are charged to operations as incurred. When assets are retired or otherwise disposed of, their cost and related accumulated depreciation are eliminated from the accounts. Any resulting gain or loss is reflected in operations.

     (d) Income Taxes

     Effective April 1, 1993, the Company adopted FASB Statement No.109, "Accounting for Income Taxes" (Statement 109). Under Statement 109, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. As permitted by Statement 109, the Company elected not to restate the financial statements of any prior years. The cumulative effect of the change in accounting method increased net earnings by $30,000 or less than $.01 per share for the 1994 fiscal year.

     (e) Trade Receivables

     Trade receivables for the fiscal years ended March 31, 1995 and 1994 are shown net of an allowance for uncollectible accounts of $450,000 and $240,000, respectively.

     (f) Concentration of Credit Risk

     The Company is engaged in the manufacture and sale of generic pharmaceutical products. The Company's manufacturing plants are located in New Jersey and Missouri. Its products are sold throughout the United States. The Company performs ongoing credit evaluation of its customers' financial condition and, generally, requires no collateral from its customers.

     (g) Earnings (Loss) Per Share

     Earnings (loss) per share is the Company's primary earnings (loss) per share using the treasury stock method based on the weighted average number of common shares as well as common share equivalents (stock options) to the extent dilutive, outstanding during each year. Fully-diluted earnings (loss) per share for each year are not presented because the amounts would not differ from the amounts of primary earnings (loss) per share.

2) Cash Equivalents and Marketable Securities

     Cash equivalents consist of those securities with maturities of three months or less when purchased. Interest and dividend income realized from the aggregate of all investments were approximately $500,000 during each of fiscal 1995, 1994 and 1993.

     Effective April 1, 1994 the Company adopted FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The change in accounting method increased stockholders' equity as of April 1, 1994 by approximately $87,000 (net of $53,000 of deferred income taxes) to reflect the net unrealized holding gains on securities classified as available-for-sale previously carried at the lower of amortized cost or market. At March 31, 1994, investments were stated at lower of cost or market. In accordance with the Statement, prior period financial statements were not restated.

3) Inventories

     Inventories at March 31 consist of:

                                                       1995               1994
                                                     ---------         ---------
                                                            (In thousands)
Finished goods                                       $   7,461         $   9,478
Work in process                                         19,219            19,498
Raw materials and supplies                              17,731            18,821
                                                     ---------         ---------
                                                        44,411            47,797
Excess of LIFO over FIFO                                 4,320             2,610
                                                     ---------         ---------
                                                     $  48,731         $  50,407
                                                     =========         =========

     As noted above, at March 31, 1995 and 1994, the LIFO cost of inventories exceeded current cost by approximately $4.3 million and $2.6 million, respectively. Allocation of the LIFO reserve among the components of inventory is impractical. As of March 31, 1995 and 1994, inventories include approximately $5.0 million and $4.6 million, respectively, of inventory costs, principally raw materials, relating to products for which the Company is awaiting regulatory approval.


4) Property and Equipment

     A summary of property and equipment, at cost, follows:

                                                              March 31,
                                                              --------
                                                        1995              1994
                                                    ----------        ----------
                                                            (In thousands)
Land                                                $    1,508        $    1,508
Buildings and improvements                              69,905            67,944
Machinery and equipment                                 59,576            51,937
Construction in progress                                   364                33
                                                    ----------        ----------
                                                       131,353           121,422
Less accumulated depreciation                           41,573            34,394
                                                    ----------        ----------
                                                    $   89,780        $   87,028
                                                    ==========        ==========

5) Long-term Obligations

     A summary of long-term obligations follows:

                                                                  March 31,
                                                                  --------
                                                              1995         1994
                                                            -------      -------
                                                                (In thousands)
NatWest mortgage due in 1997                                $ 1,980      $ 2,700
Unsecured NatWest term loan and credit line                  11,000       10,000
Unsecured Commerce Bank credit line                           7,750        3,250
Bonds due in 2004                                            27,800       30,000
MODED loan due 2000                                             210          250
Mortgage due in 1999                                            363          459
Other                                                         6,664        7,489
                                                            -------      -------
                                                             55,767       54,148
Less current installments                                     4,967        5,566
                                                            -------      -------
                                                            $50,800      $48,582
                                                            =======      =======

     In November 1992, the Company secured a $3.6 million five year term loan from NatWest Bank NA (NatWest), which is secured by a mortgage on the Company's Fair Lawn, NJ property and its warehouse in Waldwick, NJ. Principal on the mortgage is payable in 20 equal quarterly installments of $180,000 which commenced in February, 1993.

     In March 1992, the Company secured a $10 million revolving credit line and a $5 million five year term loan from NatWest. Under the credit line, as amended and extended, NatWest agreed to advance up to $10 million through July 1996. Principal on the term loan is payable in 20 equal quarterly installments of $250,000 which began on May 15, 1992.

     Interest on the NatWest credit line as well as the term loans is based on market indices selected by the Company. As of March 31, 1995, the Company had outstanding $9 million under the credit line at a rate of 7.44%, the rate on the mortgage was 7.50%, and the rate on the term loan was 7.44%.

     The Company also has a revolving credit line from Commerce Bank National Association (Commerce Bank). Under the credit line, as amended and extended, Commerce Bank agreed to advance up to $10 million through April 1996. Interest on the loan is based on market indices selected by the Company when it borrows under the credit line. As of March, 31, 1995, the Company had outstanding $7.75 million at an interest rate of 7.43% with respect to $6 million and 7.55% with respect to $1.75 million.

     Both unused lines of credit are subject to a bank commitment fee in an amount equal to .25% per annum.

     In September 1989, the Company completed a $30 million financing for its Mexico, Missouri facility. The project was funded primarily from the proceeds of bonds due in September 2004 issued by the Missouri Economic Development, Export and Infrastructure Board and secured by a Letter of Credit issued by the Bank of Tokyo, Ltd., New York Agency (Bank of Tokyo). The Letter of Credit agreement provides for a mortgage on the Mexico, Missouri facility. The bonds bear interest, at the Company's election, from time to time, at a variable or fixed rate. As of March 31, 1995, the interest rate was 6.4%. In addition, the Company pays an annual fee of approximately .80% per annum for the letter of credit and other fees to the underwriters and trustee. Principal amortization installments are in varying amounts which commenced in fiscal 1995.

     In May 1990, the Company entered into a $400,000 term loan agreement with the Missouri Department of Economic Development (MODED) and the City of Mexico. This loan is payable in 40 equal quarterly installments of $10,000 beginning September 1, 1990. Such term loan bears simple interest equal to $20,000 in the aggregate over the term of the loan, payable in 10 equal installments. The loan is collateralized by certain machinery and equipment at the Company's Mexico, Missouri plant subject to the senior security interest in favor of the Bank of Tokyo.

     The mortgage obligation due in 1999 relates to proceeds realized from New Jersey Economic Development Authority Revenue bonds ("NJEDA bonds") used to finance the Company's Paterson, New Jersey plant facility which was purchased from its principal officers/stockholders. Such mortgage is payable in monthly principal installments of approximately $8,000 to January 1999, plus interest at a rate of 75% of Valley National Bank's prime rate (an interest rate of 6.75% at March 31, 1995). The mortgage obligation is secured by the Company's Elmwood Park and Paterson facilities.

     The credit facilities with NatWest and Commerce Bank, as well as the Letter of Credit Agreement with Bank of Tokyo and the NJEDA bonds require, among other matters, that the Company meet certain financial covenants. The Company is in compliance with all such covenants.

     The net book value of property and equipment pledged at March 31, 1995 under the aforementioned bond and mortgage obligations aggregated approximately $65 million.

     Long-term bond and bank principal payments of each revolving credit line, in each of the next five years ending March 31, 2000, are as follows:
1996-$3,467,000; 1997-$20,318,000;  1998-$2,623,000; 1999 - $2,113,000; and 2000
- - $2,240,000.

     The Company  believes  that the fair value of its  long-term  bond and bank
obligations   approximates   the  carrying   value  included  in  the  financial
statements.

     Other long-term obligations are primarily the present value of the remaining payments due in connection with a litigation settlement reached in March 1990 concerning a patent on a particular form of Cefadroxil Monohydrate. Required annual payments are $1.5 million in fiscal 1996 and $3 million in both fiscal 1997 and 1998.

     Interest paid in the years ended March 31, 1995, 1994 and 1993 aggregated $3.6 million, $3.7 million and $4.1 million, respectively.

6) Transactions with Related Parties

     Certain officers/stockholders of the Company are also principal stockholders of Groundwater Decontamination Systems, Inc. (GDS). GDS has granted the Company a non-exclusive license to use certain of GDS's patented processes presently employed in the Company's decontamination efforts at its Waldwick plant. The license (terminable by the Company on 45 days' notice) provides for a royalty of $120,000 increasing annually by the percentage increase in the consumer price index during the preceding year.

     Royalties paid to GDS and charged to operations for the years ended March 31, 1995, 1994 and 1993 amounted to $9,000, $12,000 and $9,000, respectively.
The balance of royalties under this license have been waived by GDS for each of these years.

     Certain officers/stockholders are the principal stockholders of HS Realty Company, Inc. (HS Realty), a company that owns property adjacent to the Company's Waldwick plant. The Company has agreed with HS Realty to extend to such property the groundwater decontamination work currently being done at the Waldwick plant. The agreement also provides that the Company will be entitled to recover its expenses of performing such work from the profits, if any, from the future sale or lease of the property.

     The Company had a five-year employment agreement with its President, who is also a principal stockholder, which expired in March 1995. The agreement provided for annual compensation at the rate of $500,000 per annum during the first year of the term, increasing annually thereafter by the greater of 10% or the percentage increase in the consumer price index during the preceding year. The President waived any increase in compensation for each year of his employment agreement.

     The Company owns a 25% interest in Delmarva, a distributor of veterinary pharmaceutical products (see Note 1). During fiscal 1995, 1994 and 1993, the Company recognized income (losses) of ($13,000), $39,000 and ($23,000), respectively, its proportionate share of Delmarva's net income or loss. The Company also had approximately $3.4 million, $4.5 million and $2.3 million of sales to Delmarva and earned exclusive distribution fees from Delmarva of approximately $132,000, $121,000 and $111,000 in fiscal 1995, 1994 and 1993, respectively. As of March 31, 1995 and 1994, accounts receivable from Delmarva totalled $483,000 and $662,000, respectively.

     A member of the Company's Board of Directors serves as President of B.V. Chemie Pharmacie Holland (C.P.H.). The Company purchased from or through such firm bulk pharmaceutical chemicals for approximately $7.3 million, $8.4 million and $10.6 million in the fiscal years ended March 31, 1995, 1994 and 1993, respectively.

7) Income Taxes

     The Company adopted Statement 109, "Accounting for Income Taxes," as of April 1, 1993, which changes its method of accounting for income taxes from the deferred method (Accounting Principles Board Opinion No. 11-APB 11) to an asset and liability approach. Income taxes for fiscal 1993 are measured under APB 11.

     Statement 109 requires recognition of deferred tax liabilities and assets for the estimated future tax consequences attributable to temporary differences. Such temporary differences exist when the tax basis differs from the financial reporting amount of assets or liabilities. All tax liabilities and tax assets are measured using current tax law and applicable rates.

     Statement 109 further requires adjustment of tax balances to reflect enacted changes in tax law or rates in the period of enactment. Accordingly, fiscal 1994 results include increased tax expense resulting from the enactment of the Omnibus Budget Reconciliation Act of 1993 (the Tax Act) in August. The Tax Act increased the statutory corporate income tax rate one percent (to 35 percent) and made other changes including a retroactive reinstatement of the research and development credit.

     The components of income tax expense (benefit) follow:

                                                      Years ended March 31,
                                                      ---------------------
                                                  1995         1994       1993
                                                -------      -------     -------
                                                         (In thousands)
Federal:
     Current                                    $  (525)     $ 1,498     $ 1,965
     Deferred                                      (948)         542         895
State (substantially all deferred)                 (262)         300         390
                                                -------      -------     -------
                                                $(1,735)     $ 2,340     $ 3,250
                                                =======      =======     =======

     The computed "expected" tax expense (benefit) is based upon Federal statutory rates of 35% in fiscal 1995 and 1994 and 34% in fiscal 1993. Items that determine the effective rate of the provision for income taxes follow:

                                                 Years ended March 31,
                                                 ---------------------
                                           1995          1994          1993
                                           ----          ----          ----
                                                     (In thousands)
Computed federal expected tax
 expense (benefit)                       $(1,445)      $ 2,945       $ 3,096
State taxes (benefit), net
 of federal income taxes                    (170)          200           258
Credit related to research activities       (400)         (639)          (70)
Charitable contribution expiration           200          --            --
Change in enacted tax rates                   30           190          --
Tax settlement                              --            (293)         --
Other, net                                    50           (63)          (34)
                                         -------       -------       -------
                                         $(1,735)      $ 2,340       $ 3,250
                                         =======       =======       =======
Effective Tax Rate                            42%           28%           36%
                                         =======       =======       =======

     Temporary differences which give rise to the net deferred tax liability as of March 31, 1995 and 1994 are as follows:

                                                              1995       1994
                                                              ----       ----
                                                               (In thousands)
Deferred Tax Liabilities:
   Property and equipment                                  $ 11,500   $ 10,300
   Other                                                         38      1,118
                                                           --------   --------
   Total deferred tax liabilities                            11,538     11,418
Deferred Tax Assets:
   AMT credit carryforward                                 $  3,863   $  4,393
   Research and development credit carryforward               1,340        295
   Federal net operating loss carryforward                    1,208       --
   Charitable contribution deduction carryforward               231        406
   State tax loss carryforwards, net of federal taxes           609        354
   Inventory related adjustments                                930        843
   Other                                                        385        945
                                                           --------   --------
Total deferred tax assets                                     8,566      7,236
                                                           --------   --------
Net deferred tax liabilities                                  2,972      4,182
Amounts included in other current assets                      3,131      1,089
                                                           --------   --------
Deferred income taxes                                      $  6,103   $  5,271
                                                           ========   ========

     The alternative minimum tax (AMT) credit carryforwards do not expire; the research and development credit carryforwards expire in 2006 through 2010; the federal net operating loss expires in 2010; the charitable contribution deduction carryforwards expire in 1997 through 2000 and the state net operating loss carryforwards expire in 1999 through 2002. The principal sources of deferred taxes for the year ended March 31, 1993 were: litigation settlements (additional taxable income of $800,000); depreciation (lower taxable income of $7 million); a tax credit carryforward of $70,000 and an alternative minimum tax liability of $2 million. Income tax benefits related to employee and director stock plans credited directly to stockholders' equity totalled $105,000 and $63,000 in fiscal 1994 and 1993, respectively.

     Income taxes paid in the years ended 1994 and 1993 aggregated approximately $4.4 million and $950,000, respectively. No taxes were paid in fiscal 1995 and a refundable carryback of approximately $500,000 was generated with respect to the fiscal 1995 results.

8) Common Stock, Profit-sharing and Pension Plans

     In January 1985, the Company adopted an incentive stock option plan (option plan) and a restricted stock purchase plan (purchase plan) pursuant to which 300,000 shares of common stock under each plan had been reserved for issuance to eligible employees. The exercise price of a stock option under the option plan could not be less than the fair market value of the common stock at the date of grant, unless designated as a non-qualified stock option by the Board of Directors; the purchase price under the purchase plan could not be less than 10% of the fair market value of the common stock at the date of grant.

     Option transactions during the fiscal years ended March 31, 1995, 1994 and 1993 are shown below:

                                           1995           1994           1993
                                         --------       --------       --------
Outstanding at beginning of year           37,575         24,300         13,000
Granted                                   139,475         33,350         18,000
Exercised                                  (2,025)       (17,775)        (5,300)
Forfeited                                  (2,175)        (2,300)        (1,400)
                                         --------       --------       --------
Outstanding at end of year                172,850         37,575         24,300
                                         ========       ========       ========
Exercisable at end of year                 60,975          9,200          2,900
                                         ========       ========       ========
Average Exercise Price                   $   8.96       $   4.96       $   4.57
                                         ========       ========       ========

     During fiscal 1995, 1994 and 1993, options were granted at an exercise price of $10.00, $5.00 and $5.00 per share, respectively. Options were exercised in fiscal 1995, 1994 and 1993 at an average exercise price of $5.00, $4.50 and $4.26 per share, respectively. The options forfeited had an average per share exercise price of $10.00, $5.00 and $3.86 in fiscal 1995, 1994 and 1993, respectively.

     Amortization of deferred compensation related to such options charged to operations in the years ended March 31, 1995, 1994 and 1993 was $344,000, $325,000 and $137,000, respectively. At March 31, 1995, an aggregate of 143,000 shares of the Company's common stock was issued under the purchase plan, including approximately 32,000 shares issued during 1995, at a price of $5.00 per share. The Company subsequently repurchased 1,425 shares at an average cost of $4.58 per share in fiscal 1995. The difference between the fair market value and the purchase price of shares purchased under the purchase plan is charged to operations over the vesting periods. Amortization of such deferred compensation charged to operations in each of the years ended March 31, 1995 and 1994 was approximately $78,000.

     In fiscal 1990, the Company adopted the Directors' Stock Option Plan (directors' plan) pursuant to which 150,000 shares of common stock have been reserved for issuance to directors of the Company who are not Company employees at an option price equal to the value of such shares on the date of grant. During fiscal 1994, a total of 8,000 options were exercised by directors at an exercise price of $15.50 per share. As of March 31, 1995, options to purchase 17,000 shares under the directors' plan were outstanding, of which options to purchase 15,000 shares were currently exercisable at option prices ranging from approximately $15 to $18 per share.

     The Company has a qualified profit-sharing plan covering eligible non-union employees except certain employees hired in Missouri. The plan provides for an annual contribution as determined by the Company; such contribution is not to exceed the amount deductible as expense in accordance with the Internal Revenue Code. Profit-sharing plan contributions charged to operations for the years ended March 31, 1995, 1994 and 1993 amounted to approximately $1.4 million, $1.3 million and $1.1 million, respectively.

     In October 1987, the Company adopted the Biocraft Money Purchase Pension Plan which provides for a mandatory employer contribution of 3% of annual compensation, excluding bonuses and overtime. Contributions to such plan charged to operations for the years ended March 31, 1995, 1994 and 1993 amounted to approximately $417,000, $384,000 and $316,000, respectively. At the same time, the Company also adopted the Employees' 401(k) Savings Plan which provides for voluntary employee salary deferrals. Employer matching of $.50 for each dollar contributed up to a maximum match of 2% of compensation is provided for those employees who do not participate in the profit-sharing plan. Matching contributions to the 401(k) Plan charged to operations amounted to $39,000, $34,000 and $20,000 in fiscal 1995, 1994 and 1993, respectively. Both plans are provided for non-union employees.

     Pension contributions to a multi-employer plan in accordance with various union agreements were $334,000, $351,000 and $370,000 in 1995, 1994 and 1993, respectively.

9) Litigation Settlement

     In February 1986, Hoffmann-LaRoche, Inc. (Roche) obtained a declatory judgement that the Company was not entitled to withhold royalties under a license for the right to manufacture and sell a patented drug, which patent expired in June 1988. In February 1994 this matter was settled by the Company and the case was dismissed. The Company paid Roche $250,000.

     In May 1992 the  Company  settled  its  litigation  with Merck & Co.,  Inc.
(Merck) regarding Merck's patent for Amiloride Hydrochloride with Hydrochlorothiazide, which patent was found invalid. The parties agreed to the dismissal of the Company's claim for damages and to release each other from all claims arising from the litigation and Merck paid the Company $1.3 million, which amount was included in the Company's other operating income in fiscal 1993. There was no admission of liability by Merck.

10) Segment Information and Other Matters

     The Company operates in one industry segment (generic pharmaceutical products). Although the Company's net sales included both finished dosage form products and bulk material, sales of bulk material constituted less than 2% of the Company's total sales for each of the fiscal years ended March 31, 1995, 1994 and 1993. No one customer accounted for 10% or more of net sales for the fiscal years ended in 1995, 1994 and 1993.

11) Contingencies

     At March 31, 1995, the Company was involved in certain litigation and other claims related to its operations.

     In September 1980, the Company entered into an administrative consent order with the New Jersey Department of Environmental Protection (DEP) pursuant to which the Company agreed to among other things, monitor and take certain action to remediate contamination of the groundwater beneath the Company's Waldwick, New Jersey plant by use of microbiological decontamination wells which were installed in fiscal 1981. This order has been modified to include action to be taken to monitor and, if necessary, remediate possible contamination of the groundwater below the property adjacent to the Waldwick facility. The Company does not expect the continued cost of this remediation to be material.

     On June 8, 1989, the United States Environmental Protection Agency (EPA) notified the company that it was a potentially responsible party (PRP) along with other generators of industrial waste, the site owners and operators, and transporters of wastes to the site, for the alleged releases of hazardous substances from a waste management site in Elkton, Maryland, known as the "Spectron Site." The Company has participated with other PRPs in investigating and remediating the site under a Consent Order entered into with EPA in August 1989. As of March 31, 1995, the Company has paid approximately $224,000 to the PRP group, all of which was paid prior to fiscal 1995, for its share of clean-up costs, based on volumetric allocation of waste shipments to the Spectron Site. On March 19, 1990, EPA sent another letter to the Company notifying it of potential liability for planned additional remedial work at the Spectron Site. The additional remedial work arises from alleged releases of hazardous substances at the Spectron Site during the period of 1968 to 1982, known as the Galaxy Period. The Company has decided to join with other PRPs in the negotiation of a Consent Order with EPA for the additional remedial work related to the Galaxy Period.

     The Company is one of over 400 defendants in an action entitled "Transtech Industries, Inc. et al v. A & Z Septic Clean, et al" pending in the federal district court for New Jersey, regarding hazardous waste allegedly shipped to the Kin-Buc Landfill in New Jersey; has been notified by the North Carolina Department of Environment, Health and Natural Resources that it believes that the Company was one of approximately 1,500 entities that caused hazardous material to be shipped to a waste treatment facility previously operated by the Seaboard Chemical Corporation at Jamestown, North Carolina; and is one of more than 900 entities notified that it has shipped hazardous waste to a site in Caldwell County, North Carolina. It is not possible to predict with any level of certainty the Company's potential exposure with respect to the aforementioned matters. However, considering the number of potentially responsible parties, many of which are substantial corporations, and the Company's small proportion of the total volume of waste sent to the sites in question, the Company believes that its portion of such liability, if any (including any site clean-up costs), is not likely to be material to the Company.

     In November 1993, a class action was commenced in the United States District Court for the District of New Jersey against the Company and certain officers of the Company. The action alleges misrepresentations and omissions in the Company's publicly filed statements and press releases regarding the Company's compliance with the FDA concerning the Company's manufacture of its products. Plaintiffs seek compensatory and punitive damages in an unspecified amount, as well as attorney's fees and other costs of the lawsuit.

     The Company has not received any new drug approvals since June 1993. As previously reported, in July 1994 the Company entered into an agreement with FDA to resolve outstanding regulatory issues with respect to its dosage form facilities. The agreement requires the Company, among other things, to obtain and submit to FDA expert certifications of procedures used in the manufacturing and testing of products. The Company believes it has provided FDA with the submissions, including expert certifications required under the agreement through June 19, 1995. The Company understands that FDA has not yet completed its review of all of these submissions. Although the Company cannot predict whether FDA will ultimately find these submissions acceptable, the Company has been working closely with FDA to resolve any outstanding issues. In May 1995 FDA completed an inspection of the Company's dosage form facilities. A satisfactory inspection is necessary to obtain new product approvals. Based on the inspection, expert certifications and actions by the Company during the past year, the Company believes that it has all of the systems and procedures in place to obtain new drug approvals. Although FDA employees communicated their observations that substantial improvements in systems and procedures were achieved, no assurance can be given at this time that FDA will find the results of the inspection satisfactory.

     In addition, the Company is also a party to other litigation incidental to its business. In management's opinion, after consulting legal counsel, it is unlikely that the ultimate resolution of such litigation and the matters discussed above will have a material adverse effect on the Company's consolidated financial position.

Schedule II

                          BIOCRAFT LABORATORIES, INC.

                       Valuation and Qualifying Accounts

                   Years ended March 31, 1995, 1994 and 1993
                                 (In thousands)

                              Balance at    Additions                 Balance at
                              beginning     charged to                   end
Description                   of period     operations   Deductions   of period
- -----------                   ----------    ----------   ----------   ---------
Against trade receivables -

Year ended March 31, 1995
   Allowance for doubtful
     accounts                    $240         $  231       $   21 (A)     $450
   Allowance for cash
     discounts                    390          2,180        2,100          470
                                 ----         ------       ------         ----
                                 $630         $2,411       $2,121         $920
                                 ====         ======       ======         ====

Year ended March 31, 1994
   Allowance for doubtful
     accounts                    $230         $   48       $   38 (A)     $240
   Allowance for cash
     discounts                    300          2,062        1,972          390
                                 ----         ------       ------         ----
                                 $530         $2,110       $2,010         $630
                                 ====         ======       ======         ====

Year ended March 31, 1993
   Allowance for doubtful
     accounts                    $260         $   44       $   74 (A)     $230
   Allowance for cash
     discounts                   $170         $1,394        1,264          300
                                 ----         ------       ------         ----
                                 $430         $1,438       $1,338         $530
                                 ====         ======       ======         ====

- ----------
(A) Accounts written off.

                                 EXHIBIT INDEX

Number                                                                     Page
- ------                                                                     ----

3.1       Certificate of Incorporation and Certificate of Amendment         --
          of Certificate of Incorporation filed as Exhibit 3.1 to Annual Report on Form 10-K for fiscal year ended March 31,
          1987, which is incorporated herein by reference.

3.2       By-Laws, as amended, filed as Exhibit 3.2 to Annual Report        --
          on Form 10-K for fiscal year ended March 31, 1987, which is incorporated herein by reference.

4         Specimen Certificate of Common Stock filed as Exhibit 4 to        --
          Annual Report on Form 10-K for fiscal year ended March 31,
          1985, which is incorporated herein by reference.

10.1      Employees' Profit Sharing Plan filed as Exhibit 10.1 to           --
          Registration Statement No. 2-95660 on Form S-1, which is incorporated herein by reference.

10.2      Biocraft Laboratories, Inc. Money Purchase Plan, filed as         --
          Exhibit 10.2 to Annual Report on Form 10-K for fiscal year ended March 31, 1988, which is incorporated herein by reference.

10.3      Biocraft Laboratories, Inc. 401(K) Savings Plan, filed as         --
          Exhibit 10.3 to Annual Report on Form 10-K for fiscal year ended March 31, 1985, which is incorporated herein by reference.

10.4      1985 Incentive Stock Option Plan, as amended, which is            --
          incorporated herein by reference.

10.5      Restricted Stock Purchase Plan, as amended, which is              --
          incorporated herein by reference.

10.6      $3,650,000 New Jersey Economic Development Authority Bond         --
          Financing Agreement dated December 16, 1983 filed as Exhibit
          10.4 to Registration Statement No. 2-95660 on Form S-1, which is incorporated herein by reference.

10.7      Mortgages and related Note dated December 16, 1983 from           --
          Harold and Beatrice Snyder to the New Jersey Economic
          Development Authority filed as Exhibit 10.5 to Registration Statement No. 2-95660 on Form S-1, which is incorporated herein by reference.

Number                                                                     Page
- ------                                                                     ----

10.8      Amendment to Bond Agreement and related Consent and Waiver        --
          filed as Exhibit 10.6 to Registration Statement No. 33-5744 on Form S-1, which is incorporated herein by reference.

10.9      Assumption Agreement dated April 30, 1985 between Biocraft        --
          Laboratories, Inc. and Harold Snyder and Beatrice Snyder filed as Exhibit 10.7 to Registration Statement No. 33-5744 on Form S-1, which is incorporated herein by reference.

10.10     License Agreement dated January 31, 1985 between Biocraft         --
          Laboratories, Inc. and Groundwater Decontamination Systems,
          Inc. filed as Exhibit 10.9 to Registration Statement No.
          2-95660 on Form S-1, which is incorporated herein by reference.

10.11     Indenture of Trust and Loan Agreement among Missouri              --
          Economic Development, Export and Infrastructure Board, as
          Issuer, The Merchants Bank, as Trustee, and Biocraft
          Laboratories, Inc. as Borrower, filed as Exhibit 1 to Form
          8K, dated September 28, 1989, which is incorporated herein by reference.

10.12     Letter of Credit Agreement, dated as of September 1, 1989,        --
          by and between Biocraft Laboratories, Inc. and The Bank of Tokyo, Ltd., New York Agency, filed as Exhibit 2 to Form
          8-K, dated September 28, 1989, which is incorporated herein by reference.

10.13     Pledge and Security Agreement, dated as of September 1,           --
          1989, between Biocraft Laboratories, Inc. and The Bank of
          Tokyo, Ltd., New York Agency, filed as Exhibit 3 to Form
          8-K, dated September 28, 1989, which is incorporated herein by reference.

10.14     Remarketing Agreement, dated as of September 1, 1989, by and      --
          between Biocraft Laboratories, Inc., the Borrower, and
          Prudential-Bache Securities, Inc., the Remarketing Agent, filed as Exhibit 4 to Form 8-K, dated September 28, 1989, which is incorporated herein by reference.

10.15     Missouri Economic Development, Export and Infrastructure          --
          Board Bond Purchase Agreement, dated September 14, 1989, filed as Exhibit 5 to Form 8-K, dated September 28, 1989, which is incorporated herein by reference.

Number                                                                     Page
- ------                                                                     ----

10.16     Deed of Trust, Security Agreement and Assignment of Leases,       --
          dated as of September 1, 1989, from Biocraft Laboratories,
          Inc., the Grantor, to Mark M. Budzinski, as trustee, and The
          Bank of Tokyo, Ltd., New York Agency, as beneficiary, filed as Exhibit 6 to Form 8-K, dated September 28, 1989, which is incorporated herein by reference.

10.17     Employment Agreement dated March 26, 1990 between Biocraft        --
          Laboratories, Inc. and Harold Snyder, filed as Exhibit 10.21 to Form 10-K for the year ended March 31, 1990, which is incorporated herein by reference.

10.18     Biocraft Laboratories, Inc. 1989 Directors' Stock Option          --
          Plan, filed as Exhibit 10.22 to Form 10-K for the year ended
          March 31, 1990, which is incorporated herein by reference.

10.19     Revolving Credit and Term Loan Agreement, dated as of March       --
          27, 1991 between Biocraft Laboratories, Inc. and Commerce
          Bank of Kansas City, N.A., filed as Exhibit 10.22 to Form
          10-K for the year ended March 31, 1991, which is incorporated herein be reference.

10.20     Loan Agreement, dated as of March 20, 1992, between Biocraft      --
          Laboratories, Inc. and National Westminster Bank NJ, which is incorporated herein by reference.

10.21     Mortgage and Secured Term Loan Agreement, dated November 16,      --
          1992, between Biocraft Laboratories, Inc. and National
          Westminster Bank NJ, which is incorporated herein by reference.

10.22     Amended and Restated Revolving Credit and Term Loan               --
          Agreement, dated September 30, 1993, between Biocraft
          Laboratories, Inc. and Commerce Bank of St.Louis, National
          Association.

23.1      Consent of Ernst & Young LLP                                     I-4

99.1      Form of Consent Decree of Permanent Injunction, dated as of       --
          July, 1994, filed as Exhibit 99.2 to Form 8-K, dated July
          21, 1994, which is incorporated herein by reference.