Form 10-Q
period 1995-06-30
BIOCRAFT LABORATORIES INC
filed 1995-08-17
CIK 763043

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                          ---------------------------

                                   FORM 10-Q

(mark one)

   X
------- Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Quarter Ended June 30, 1995.

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

          Indicate  the  number of shares  outstanding  of each of the
          issuer's   classes  of  Common  Stock,   as  of  the  latest
          practicable date.

            Class                                 Outstanding at August 11, 1995
----------------------------                      ------------------------------
Common Stock, $.01 par value                                14,175,329

                                     PART I
Item 1. Financial Statements

                          BIOCRAFT LABORATORIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                          June 30,    March 31,
                                                            1995        1995
                                                         ---------    ---------
                                                        (Unaudited)
ASSETS:
Current assets:
       Cash and cash equivalents                         $   3,388    $   2,744
       Marketable securities                                   635          635
       Receivables:
          Trade                                             19,646       26,044
          Income taxes                                       1,033          650
          Other                                                194          171
       Inventories                                          56,661       48,731
       Other current assets                                  4,371        3,353
                                                         ---------    ---------
            Total current assets                            85,928       82,328
Property and equipment, net                                 92,847       89,780
Other assets and deferred charges                              983          837
                                                         ---------    ---------
                                                         $ 179,758    $ 172,945
                                                         =========    =========

LIABILITIES & STOCKHOLDERS' EQUITY:
Current liabilities:
       Current installments of long-term obligations     $  26,347    $   4,967
       Accounts payable                                     19,678       12,875
       Accrued expenses                                      6,553        4,309
                                                         ---------    ---------
            Total current liabilities                       52,578       22,151
                                                         ---------    ---------
Long-term obligations, excluding current installments       28,901       50,800
Deferred income taxes                                        5,447        6,013
Stockholders' equity:
       Preferred stock, $1.00 par value.
          Authorized 2,000,000 shares; none issued
       Common stock, $.01 par value.  Authorized
          30,000,000 shares; issued 14,224,005 at
          June 30 and 14,223,547 at March 31                   142          142
       Additional paid in capital                           43,449       43,456
       Retained earnings                                    50,816       52,102
       Unrealized gains on securities                            8            7
       Less deductions for treasury stock and
          employee stock plans                              (1,583)      (1,726)
                                                         ---------    ---------
            Net stockholders' equity                        92,832       93,981
                                                         ---------    ---------
Commitments and contingencies

                                                         $ 179,758    $ 172,945
                                                         =========    =========

See accompanying notes to condensed consolidated financial statements.

                          BIOCRAFT LABORATORIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                              Three Months
                                                             Ended June 30,
                                                         ----------------------
                                                           1995          1994
                                                         --------      --------
                                                         (In thousands, except
                                                             per share data)
Revenue:
       Net sales                                         $ 32,834      $ 31,158
       Other operating income                                  38            37
       Interest, dividend and other income                     99           248
                                                         --------      --------
            Total revenue                                  32,971        31,443
                                                         --------      --------
Costs and expenses:
       Cost of sales                                       28,416        25,685
       Research and development                             2,298         2,519
       Selling, general and administrative                  3,406         3,587
       Interest expense                                     1,087         1,136
                                                         --------      --------
            Total costs & expenses                         35,207        32,927
                                                         --------      --------
Earnings (loss) before income taxes (benefit)              (2,236)       (1,484)
Income taxes (benefit)                                       (950)         (590)
                                                         --------      --------
Net earnings (loss)                                      ($ 1,286)     ($   894)
                                                         ========      ========

Earnings (loss) per share                                ($  0.09)     ($  0.06)
                                                         ========      ========
Weighted average number of
       shares outstanding                                  14,166        14,159
                                                         ========      ========



See accompanying notes to condensed consolidated financial statements.

                          BIOCRAFT LABORATORIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                               Three Months
                                                              Ended June 30,
                                                           ------------------
                                                             1995       1994
                                                           -------    -------
                                                              (in thousands)
Cash flows from operating activities:
       Net earnings (loss)                                 $(1,286)   $  (894)
       Adjustments to reconcile net earnings (loss)
          to net cash provided by operating activities:
           Depreciation and amortization                     1,918      1,748
           Imputed and non-cash interest expense               159        187
           Non-cash compensation                               124         86
           Equity in net earnings of affiliates                 (4)        (4)
           Gain on sale of marketable securities              --         (131)
           Deferred income taxes                              (566)      (412)
       Changes in assets and liabilities:
           Trade receivables                                 6,398      5,149
           Income taxes receivables                           (383)      (177)
           Inventories                                      (7,930)    (4,150)
           Accounts payable - trade                          6,803      4,113
           Accrued expenses                                  2,244      1,412
           Other assets                                     (1,201)      (705)
                                                           -------    -------
               Net cash provided by operating activities     6,276      6,222
                                                           -------    -------
Cash flows from investing activities:
       Capital expenditures                                 (4,977)    (2,062)
       Dispositions of marketable securities                  --          234
                                                           -------    -------
               Net cash used in investing activities        (4,977)    (1,828)
                                                           -------    -------
Cash flows from financing activities:
       Proceeds from long-term obligations                   1,300       --
       Payments of long-term obligations                    (1,967)    (1,967)
       Issuance of common stock                                 14          1
       Transactions related to stock plans                      (2)      --
                                                           -------    -------
               Net cash used in financing activities          (655)    (1,966)
                                                           -------    -------
Net increase in cash and cash equivalents                      644      2,428
Cash and cash equivalents at beginning of period             2,744      6,020
                                                           -------    -------
Cash and cash equivalents at end of period                 $ 3,388    $ 8,448
                                                           =======    =======

Supplemental cash flow information:

       Cash paid during the period for:
            Interest                                       $   934    $   216
            Income taxes                                      --         --
                                                           =======    =======

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1)  Basis of Presentation

     The unaudited condensed consolidated financial statements include, in the opinion of management, all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the Company's consolidated financial position as of June 30, 1995 and the consolidated results of operations and cash flows for the three months ended June 30, 1995. The results of operations for the three months ended June 30, 1995 are not necessarily indicative of the results to be expected for the entire year.

     The statements are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The statements included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995 filed with the Securities and Exchange Commission.

(2)  Inventories

     Inventories at June 30, and March 31, 1995, consisted of:

                                              June 30      March 31
                                              -------      --------
                                                 (in thousands)
     Raw materials and supplies               $23,535       $17,731
     Work in process                           20,918        19,219
     Finished goods                             7,808         7,461
     LIFO adjustment                            4,400         4,320
                                              -------       -------
                                              $56,661       $48,731
                                              =======       =======

     The Company uses the dollar value LIFO method to cost inventories; therefore, allocation of the LIFO adjustment among the components of inventory is impractical. As of June 30, and March 31, 1995, inventories include approximately $8 million and $5 million, respectively, of inventory costs, principally raw materials, relating to products for which the Company is awaiting regulatory approval.

(3)  Long-Term Obligations

     The Company amended certain bank loans, which amendments, among other changes, accelerated the maturity dates of the loans. As a result, certain debt classified as a long-term liability at March 31, 1995 is classified as a current liability at June 30, 1995. See "Managment's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

(4)  Earnings (Loss) Per Share

     Earnings (loss) per share is the Company's primary earnings (loss) per share using the treasury stock method based on the weighted average number of common shares as well as common share equivalents (stock options) to the extent dilutive, outstanding during the three month periods. Fully-diluted earnings (loss) per share for both periods are not presented because the amount would not differ from the amounts of primary earnings (loss) per share.


(5)  Contingencies

     The Company is involved in certain litigation and other claims related to its operations. At June 30, 1995, after consultations with legal counsel representing the Company in such litigation, management of the Company believes that it is unlikely that the ultimate resolution of such matters will have a material adverse effect on the Company's consolidated financial condition.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

     The following table sets forth as a percentage of net sales certain items appearing in the Company's condensed consolidated statements of operations as well as the percentage increase (or decrease) in the dollar amount of those items as compared to the corresponding prior period.


                                                  Percentage         Period to Period
                                                 of Net Sales       Increase (Decrease)
                                             ------------------     ------------------
                                                 Three Months          Three Months
                                                Ended June 30,        Ended June 30,
                                             ------------------     ------------------
                                              1995         1994       1995 vs. 1994
                                             -----        -----     ------------------
Net sales                                    100.0%       100.0%           5.4%
Other operating income                         0.1          0.1            2.7
Interest, dividend and other income            0.3          0.8          (60.1)
                                             -----        -----
Total revenue                                100.4        100.9            4.9
                                             -----        -----
Cost of sales                                 86.5         82.4           10.6
Research and development                       7.0          8.1           (8.8)
Selling, general and administrative           10.4         11.5           (5.0)
Interest expense                               3.3          3.7           (4.3)
                                             -----        -----
Total costs and expenses                     107.2        105.7            6.9
                                             -----        -----
Earnings (loss) before
     income taxes (benefit)                   (6.8)        (4.8)          50.7
Income taxes (benefit)                        (2.9)        (1.9)          61.0
                                             -----        -----
Net earnings (loss)                           (3.9)%       (2.9)%         43.8%
                                             =====        =====


RESULTS OF OPERATIONS

     Net sales for the quarter ended June 30, 1995 increased by approximately $1.7 million (5%) from the corresponding period in the prior fiscal year. The increase was attributable to increased sales of bulk pharmaceuticals, as well as increased sales volume of Amoxicillin capsules. These increases were partially offset by significantly decreased sales volume of a dosage form product. The decrease in sales resulted primarily from the Company's inability to obtain supply of the active ingredient for this product. Although the Company has not yet received such supply it expects to obtain the active ingredient for this product by the end of the September 30 fiscal quarter.

     The Company's gross profit margin decreased from 17.6% to 13.5% in the quarter ended June 30, 1995 compared to the corresponding prior quarter. The decrease resulted from the change in the Company's product mix and the relative profitability of different products sold by the Company. Bulk products are generally sold at a lower profit margin than dosage form products.

     Research and development expenses during the three-month period ended June 30, 1995 decreased by approximately $200,000 from the corresponding prior period due to reduced research and development activity during the current quarter. Selling, general and administrative expenses also decreased by approximately $200,000 compared to the corresponding period in the prior fiscal year, in which the Company incurred additional expenses in connection with the resolution of certain regulatory matters with the Food and Drug Administration ("FDA"). Such expenses would have increased from the prior quarter if such FDA related expenses were not considered.

     Interest, dividend and other income decreased by approximately $150,000 in the three-month period ended June 30, 1995 compared to the corresponding period in the prior fiscal year. During the quarter ended June 30, 1994 the Company recognized a gain of $131,000 from the sale of certain marketable securities.

     The Company's effective tax rate/benefit for the three-month periods ended June 30, 1995 and June 30, 1994 was 42% and 40%, respectively. The Company incurred a loss in each quarter and its tax exempt income and tax credits therefore increased its income tax rate/benefit.

     For the various reasons noted above, the Company incurred net losses of approximately $1.3 million and $900,000 in the three-month periods ended June 30, 1995 and June 30, 1994, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents increased by approximately $600,000 during the three months ended June 30, 1995. During that period the Company generated $6.3 million of cash from operating activities which it used to finance approximately $5.0 million of capital expenditures and the net repayment of approximately $700,000 of long-term debt.

     The Company has fully utilized its credit lines with NatWest Bank and Commerce Bank. Because of operating results, these credit lines as well as other term loans by these banks have been amended to accelerate the maturity date to November 10, 1995, grant a security interest in certain assets, and to provide for monthly amortization of $1 million on each of the credit lines. The Company is in the process of seeking alternate financing for its working capital and related needs. Such financing is needed by the Company to satisfy its fiscal 1996 operating requirements and capital expenditure needs. Although management believes that the Company will be able to obtain financing, there can be no assurance that the Company will be able to do so.

PART II - OTHER INFORMATION

Item 5. Other Information

     In August 1995 the Company was notified by the Food and Drug Administration (the "FDA") that the FDA has completed its recent inspections of the Company's dosage form facilities and quality control laboratories, and has found that the Company is in substantial compliance with current Good Manufacturing Practices. The Company is now eligible to receive new drug approvals, Certificates of Free Trade and government contracts. The inspections were conducted in accordance with a consent decree entered into between the Company and the FDA in July 1994.

     The FDA is currently inspecting the Company's research and development laboratories in connection with new product submissions including certain products which have not previously been inspected by the FDA. A satisfactory inspection of this type, which cannot be assured, is also necessary to receive approval of new generic drug products.

     The Company has been evaluating certain of its Waldwick plant's operations and process equipment to ensure that the Company is in, and is capable of maintaining, compliance with current and anticipated federal and state air quality emission standards and requirements. In that regard, the Company anticipates that it will need to implement certain process and equipment modifications and upgrades and install control technology equipment to bring the facility's air emissions to acceptable, permitted levels. The costs for this are not expected to have a material adverse effect on the Company's consolidated financial condition.

Item 6. Exhibits and Reports on Form 8-K

     NONE

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 BIOCRAFT LABORATORIES, INC.
                                                         (registrant)





Date: August 14, 1995                           /s/ Harold Snyder
                                                -----------------------------
                                                    Harold Snyder
                                                    President, Chairman and
                                                    Chief Executive Officer







Date: August 14, 1995                          /s/  Brian S. Snyder
                                               ------------------------------
                                                    Brian S. Snyder
                                                    Vice President and
                                                    Controller