Form 10-Q
period 1995-09-30
BIOCRAFT LABORATORIES INC
filed 1995-11-14
CIK 763043

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                    FORM 10-Q

(mark one)

 [X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Quarter Ended September 30, 1995.

 [ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                Class                          Outstanding at November 10, 1995
            -------------                      --------------------------------
    Common Stock, $.01 par value                           14,180,354

                                     PART I

ITEM 1. Financial Statements

                           BIOCRAFT LABORATORIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands except share data)

                                                          Sept. 30,    March 31,
                                                            1995         1995
                                                            ----         ----
                                                        (Unaudited)
ASSETS:
Current assets:
      Cash and cash equivalents ......................   $   1,519    $   2,744
      Marketable securities ..........................         320          635
      Receivables:
         Trade .......................................      25,450       26,044
         Income taxes ................................       1,350          650
         Other .......................................         172          171
      Inventories ....................................      56,759       48,731
      Other current assets ...........................       4,243        3,353
                                                         ---------    ---------
           Total current assets ......................      89,813       82,328
                                                         ---------    ---------
Property and equipment, net ..........................      91,237       89,780
Other assets and deferred charges ....................       3,156          837
                                                         ---------    ---------
                                                         $ 184,206    $ 172,945
                                                         =========    =========
LIABILITIES & STOCKHOLDERS' EQUITY:
Current liabilities:
      Due to bank ....................................   $   3,869    $   --
      Current installments of long-term obligations...       4,847        4,967
      Accounts payable ...............................      17,900       12,875
      Accrued expenses ...............................       9,586        4,309
                                                         ---------    ---------
           Total current liabilities .................      36,202       22,151
                                                         ---------    ---------
Long-term obligations, excluding current installments       51,381       50,800
Deferred income taxes ................................       4,978        6,013
Stockholders' equity:
      Preferred stock, $1.00 par value.
        Authorized 2,000,000 shares; none issued .....        --           --
      Common stock, $.01 par value. Authorized
         30,000,000 shares; issued 14,239,384 at
         September 30 and 14,223,547 at March 31 .....         142          142
      Additional paid-in capital .....................      43,532       43,456
      Retained earnings ..............................      49,414       52,102
      Unrealized gains on securities .................        --              7
      Less deductions for treasury stock and
         employee stock plans ........................      (1,443)      (1,726)
                                                         ---------    ---------
           Net stockholders' equity ..................      91,645       93,981
                                                         ---------    ---------
Commitments and contingencies
                                                         $ 184,206    $ 172,945
                                                         =========    =========

See accompanying notes to condensed consolidated financial statements.

                          BIOCRAFT LABORATORIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                             Three Months        Six Months
                                         Ended September 30, Ended September 30,
                                         ------------------- -------------------
                                          (in thousands, except per share data)

                                            1995       1994     1995      1994
                                            ----       ----     ----      ----

Revenue:
     Net sales ........................   $ 36,177  $ 39,055  $ 69,011 $ 70,213
     Other operating income ...........         77        32       115       69
     Interest, dividend and other
          income ......................         58        92       157      340
                                          --------  --------  -------- --------
           Total revenue ..............     36,312    39,179    69,283   70,622
                                          --------  --------  -------- --------

Costs and expenses:
      Cost of sales ...................     31,053    31,885    59,469   57,570
      Research and development ........      2,530     2,794     4,828    5,313
      Selling, general and
          administrative ..............      3,560     3,366     6,966    6,953
      Interest expense ................      1,147     1,063     2,234    2,199
                                          --------  --------  -------- --------
           Total costs and expenses ...     38,290    39,108    73,497   72,035
                                          --------  --------  -------- --------

Earnings (loss) before extraordinary
      item and income taxes (benefit)..     (1,978)       71    (4,214)  (1,413)
Income taxes (benefit) ................       (701)    --       (1,651)    (590)
                                          --------  --------  -------- --------
Earnings (loss) before
     extraordinary item ...............     (1,277)       71    (2,563)    (823)
Extraordinary loss on early extinguishment
      of debt, net of taxes ...........       (125)    --         (125)   --
                                          --------  --------  -------- --------
Net earnings (loss) ...................  ($  1,402) $     71  ($ 2,688)($   823)
                                          ========  ========   ======= ========

Earnings (loss) per share:
Earnings (loss) before
     extraordinary item ...............  ($   0.09) $   0.01  ($  0.18)($  0.06)
Extraordinary loss ....................      (0.01)    --        (0.01)   --
                                          --------  --------  -------- --------
Net earnings (loss) ...................  ($   0.10) $   0.01 ($   0.19)($  0.06)
                                          ========  ========  ======== ========

Weighted average number of
      shares outstanding...............     14,176    14,163    14,171   14,161
                                          ========  ========  ======== ========


See accompanying notes to condensed consolidated financial statements.

                          BIOCRAFT LABORATORIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             Six Months Ended
                                                               September 30,
                                                            1995         1994
                                                            ----         ----
                                                              (in thousands)

Cash flows provided by operating activities:
      Net earnings (loss) .............................   ($ 2,688)   ($   823)
      Adjustments to reconcile net earnings to net cash
          provided by (used in) operating activities:
           Depreciation and amortization ..............      3,838       3,530
           Extraordinary loss, net of taxes ...........        125       --
           Imputed and non-cash interest expense ......        326         374
           Non-cash compensation ......................        245         165
           Equity in net loss (earnings) of
               affiliate ..............................          4          (5)
           Deferred income taxes ......................     (1,035)       (365)
           Gain on sale of marketable
               securities..............................         (9)       (131)
           Gain on sale of fixed assets ...............        (52)      --
      Changes in assets and liabilities:
           Trade receivables ..........................        594      (2,746)
           Income taxes receivable ....................       (700)       (224)
           Inventories ................................     (8,028)      2,175
           Accounts payable ...........................      5,025       2,449
           Accrued expenses ...........................      5,277         805
           Other assets and liabilities ...............     (3,224)       (673)
                                                          --------    --------
               Net cash (used in) provided by operating
                    activities.........................       (302)      4,531
                                                          --------    --------
Cash flows provided by (used in) investing activities:
      Capital expenditures ............................     (5,300)     (3,650)
      Proceeds from sale of capital assets ............         73       --
      Dispositions of marketable securities ...........        311         234
                                                          --------    --------
              Net cash used in investing
                    activities ........................     (4,916)     (3,416)
                                                          --------    --------
Cash flows provided by (used in) financing activities:
      Proceeds from bank borrowings ...................      3,869       --
      Proceeds from long-term obligations .............     25,213       2,000
      Payments of long-term obligations ...............    (25,203)     (4,633)
      Issuance of common stock ........................         98           2
      Transactions related to stock plans .............         16       --
                                                          --------    --------
              Net cash provided by (used in) financing
                    activities ........................      3,993      (2,631)
                                                          --------    --------
      Net decrease in cash and cash equivalents........     (1,225)     (1,516)
Cash and cash equivalents at beginning of period.......      2,744       6,020
                                                          --------    --------
Cash and cash equivalents at end of period ............   $  1,519    $  4,504
                                                          ========    ========

Supplemental cash flow information:
      Cash paid during the period for:
           Interest ...................................   $  1,853    $  2,021
           Income taxes ...............................      --          --
                                                          ========    ========

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1)      Basis of Presentation

         The unaudited condensed consolidated financial statements include, in the opinion of management, all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the Company's consolidated financial position as of September 30, 1995 and the consolidated results of operations and cash flows for the three-month and six-month periods ended September 30, 1995 and 1994. The results of operations for the three-month and six-month periods ended September 30, 1995 are not necessarily indicative of the results to be expected for the entire year.

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

(2)      Inventories

         Inventories at September 30, and March 31, 1995, consisted of:

                                                September 30        March 31
                                                ------------        --------
                                                        (In thousands)

         Raw materials and supplies               $ 25,671           $17,731
         Work in process                            20,182            19,219
         Finished goods                              5,766             7,461
         LIFO adjustment                             5,140             4,320
                                                  --------          --------
                                                  $ 56,759          $ 48,731
                                                  ========          ========

         The Company uses the dollar value LIFO method to cost inventories; therefore, allocation of the LIFO adjustment among the components of inventory is impractical. As of September 30, and March 31, 1995, inventories include approximately $8 million and $5 million, respectively of inventory costs, principally raw materials, relating to products for which the Company is awaiting regulatory approval.

(3)      Extraordinary Loss on Early Extinguishment of Debt

         On August 31, 1995, the Company entered into a three-year $25 million secured revolving credit facility with General Electric Capital Corporation. The Company used a portion of the proceeds from this facility to satisfy in full its indebtedness to NatWest Bank, N.A. and Commerce Bank, National Association. Unamortized debt issue and related costs with respect to the retirement of these loans are recorded as an extraordinary loss from early extinguishment of debt of $125,000, net of income tax benefits.

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

(5)      Contingencies

         The Company is involved in certain litigation and other claims related to its operations. At September 30, 1995, after consultations with legal counsel representing the Company in such litigation, management of the Company believes that it is unlikely that the ultimate resolution of such matters will have a material adverse effect on the Company's consolidated financial condition.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

            The following table sets forth as a percentage of net sales certain items appearing in the Company's condensed consolidated statements of operations as well as the percentage increase (or decrease) in the dollar amount of those items as compared to the corresponding prior period.

                                                                  Percentage                    Period to Period
                                                                 of Net Sales                  Increase (Decrease)
                                                                 ------------                  ------------------
                                                                 Three Months                     Three Months
                                                              Ended September 30,              Ended September 30,
                                                              ------------------               -------------------
                                                            1995              1994                1995 vs. 1994
                                                            ----              ----                -------------
Net sales ............................................    100.0 %             100.0 %                  (7.4) %
Other operating income ...............................      0.2                 0.1                   140.6
Interest, dividend and other income ..................      0.2                 0.2                   (37.0)
                                                          -----               -----
Total revenue ........................................    100.4               100.3                    (7.3)
                                                          -----               -----
Cost  of  sales ......................................     85.8                81.6                    (2.6)
Research and development .............................      7.0                 7.2                    (9.4)
Selling, general and administrative ..................      9.8                 8.6                     5.8
Interest expense .....................................      3.2                 2.7                     7.9
                                                          -----               -----
Total costs and expenses .............................    105.8               100.1                    (2.1) %
                                                          -----               -----
Earnings (loss) before extraordinary item
     and income taxes (benefit) ......................     (5.4)                0.2                     N/A
Income taxes (benefit) ...............................     (1.9)                0.0                     N/A
                                                          -----               -----
Earnings (loss) before extraordinary item ............     (3.5)                0.2                     N/A
Extraordinary loss ...................................     (0.4)                N/A                     N/A
                                                          -----               -----
Net earnings (loss) ..................................     (3.9) %              0.2  %                  N/A
                                                          =====               =====

                                                                    Six Months                       Six Months
                                                               Ended September 30,             Ended September 30,
                                                               -------------------             -------------------
                                                            1995                1994              1995 vs. 1994
                                                            ----                ----              -------------
Net sales ............................................     100.0 %             100.0 %                 (1.7) %
Other operating income ...............................       0.2                 0.1                   66.7
Interest, dividend and other income ..................       0.2                 0.5                  (53.8)
                                                           -----               -----
Total revenue ........................................     100.4               100.6                   (1.9)
                                                           -----               -----
Cost  of  sales ......................................      86.2                82.0                    3.3
Research and development .............................       7.0                 7.6                   (9.1)
Selling, general and administrative ..................      10.1                 9.9                    0.2
Interest expense .....................................       3.2                 3.1                    1.6
                                                           -----               -----
Total costs and expenses .............................     106.5               102.6                    2.0
                                                           -----               -----
Earnings (loss) before extraordinary item
     and income taxes (benefit) ......................      (6.1)               (2.0)                 198.2
Income taxes (benefit) ...............................      (2.4)               (0.8)                 179.8
                                                           -----               -----
Earnings (loss) before extraordinary item ............      (3.7)               (1.2)                 211.4
Extraordinary loss ...................................      (0.2)                N/A                    N/A
                                                           -----               -----
Net earnings (loss) ..................................      (3.9) %             (1.2) %               226.6 %
                                                           =====               =====

RESULTS OF OPERATIONS

         Net sales for the three-month and six-month periods ended September 30, 1995 decreased by $2.9 million (7%) and $1.2 million (2%) from the corresponding periods in the prior fiscal year. The decreases in both periods were due to reduced sales volume and average net prices of two dosage form products and reduced sales volume of a third dosage form product. The decreased sales volume of two of the products was due to the Company's inability to obtain supply of the active ingredient for both products during most of the September 30 quarter. The Company obtained the active ingredient for one of the products and resumed shipping that product during the last week of September, but does not anticipate resuming shipment of the other product for the balance of its fiscal year. Sales of that other product accounted for less than 3% of the Company's fiscal 1995 sales. The decreases in finished dosage product sales were partially offset by increased sales volume of bulk pharmaceuticals.

         The Company's gross profit margin decreased from 18% to 14% during both the three-month and six-month periods ended September 30, 1995 compared to the corresponding periods in the prior fiscal year. The decreases resulted from a change in the Company's product mix and the relative profitability of different products sold by the Company. The products referred to above are sold at a higher profit margin than bulk products, which are generally sold at a lower profit margin than dosage form products.

         Research and development expenses during the three-month and six-month periods ended September 30, 1995 decreased by approximately $260,000 and $500,000, respectively, from the corresponding prior periods due to reduced research and development activity during the current periods. Selling, general and administrative expenses increased by approximately $200,000 and $10,000 during the three-month and six-month periods ended September 30, 1995, respectively, compared to the corresponding prior periods. During the six-month period ended September 30, 1994 the Company incurred significant expenses in connection with the resolution of certain regulatory matters with the Food and Drug Administration ("FDA"); the decrease which would have resulted from the non-recurrence of substantially all of these expenses was offset by expenses incurred during the quarter ended September 30, 1995 in connection with exploring strategic options to enhance the value of the Company to its shareholders, including discussions regarding a possible sale of the Company. Although the Company continues to be engaged in active discussions, the Company can give no assurance that such discussions will result in any transaction. The Company does not anticipate that it will comment further unless and until an agreement is reached or the exploration of alternatives is terminated.

         Interest expense increased by approximately $80,000 and $40,000 during the three-month and six-month periods ended September 30, 1995, respectively, from the corresponding prior periods. In addition, the Company incurred an extraordinary expense of $125,000, net of tax benefits, as a result of its early extinguishment of certain bank debt at the time it entered into a new revolving credit facility. The Company anticipates higher interest expense for the balance of its fiscal year in connection with its new credit facilities and its generally higher amount of funded debt.

         For the various reasons noted above, the Company incurred net losses of approximately $1.4 million and $2.7 million in the three-month and six-month periods ended September 30, 1995, respectively, compared to a $71,000 net profit and an $823,000 loss in the three-month and six-month periods ended September 30, 1994.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and cash equivalents decreased by approximately $1.2 million during the six-month period ended September 30, 1995. During the six-month period, the Company increased its funded and other long-term debt by $3.9 million which it used, together with cash on hand, to finance $5.3 million of capital expenditures.

         As described in the Form 8-K filed on September 8,1995, the Company repaid its credit facilities with NatWest and Commerce Bank with the proceeds from a new three-year $25 million secured credit line from General Electric Capital Corporation. As of September 30, 1995, approximately $1 million is available under this credit facility. In addition, the Company obtained a $5 million credit line from Valley National Bank, of which $3 million was available on September 30, 1995. The Company is in the process of seeking additional financing for its working capital and related needs. Such financing may be needed by the Company to satisfy its fiscal 1996 operating requirements and capital expenditure plans. Although management believes that the Company will be able to obtain appropriate financing, there can be no assurance that the Company will be able to do so. In the event such financing is not obtained, the Company may be required to modify its current operating and capital expenditures plans.


PART II - OTHER INFORMATION

Item 5. Other Information

         As previously reported, the FDA inspected the Company's research and development laboratories in connection with new product submissions, including certain products which had not previously been inspected by the FDA. On November 3, 1995, the FDA provided the Company with inspectional observations in an FDA Form 483. The Company is in the process of preparing its responses to the FDA's observations and anticipates that it will be able to submit such responses and take other required action on a timely basis. However, the Company is not in a position to predict the extent to which new drug approvals will continue to be delayed by this ongoing process.

Item 6. Exhibits and Reports on Form 8-K

         The Company filed a report on Form 8-K on September 8, 1995, reporting on a three-year $25 million revolving credit facility with GECC.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              BIOCRAFT LABORATORIES, INC.
                                                      (REGISTRANT)



Date:  November 13, 1995                       /s/ Harold Snyder
                                               ---------------------------------
                                               Harold Snyder
                                               President, Chairman and
                                               Chief Executive Officer



Date:  November 13, 1995                       /s/ Steven J. Sklar
                                               ---------------------------------
                                               Steven J. Sklar
                                               Vice President, Treasurer and
                                               Chief Financial Officer