Form 10-Q
period 1995-12-31
BIOCRAFT LABORATORIES INC
filed 1996-02-14
CIK 763043

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                ---------------

                                   FORM 10-Q


(mark one)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Quarter Ended December 31, 1995.

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

    Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

           Class                                Outstanding at February 12, 1996
      --------------                            --------------------------------
Common Stock, $.01 par value                               14,182,382

                                     PART I

Item 1. Financial Statements

                           BIOCRAFT LABORATORIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                    Dec. 31,           March 31,
                                                                      1995               1995
                                                                   ---------          ---------
                                                                  (Unaudited)
     ASSETS:

     Current assets:
        Cash and cash equivalents                                  $   1,469          $   2,744
        Marketable securities                                           --                  635
        Receivables:
          Trade                                                       27,818             26,044
          Income taxes                                                 1,829                650
          Other                                                        1,103                171
        Inventories                                                   56,229             48,731
        Other current assets                                           3,686              3,353
                                                                   ---------          ---------
           Total current assets                                       92,134             82,328
                                                                   ---------          ---------
     Property and equipment, net                                      89,919             89,780
     Other assets and deferred charges                                 1,222                837
                                                                   ---------          ---------
                                                                   $ 183,275          $ 172,945
                                                                   =========          =========

     LIABILITIES & STOCKHOLDERS' EQUITY:

     Current liabilities:
        Due to bank                                                $   4,218          $    --
        Current installments of long-term obligations                  4,848              4,967
        Accounts payable                                              20,922             12,875
        Accrued expenses                                               7,001              4,309
                                                                   ---------          ---------
           Total current liabilities                                  36,989             22,151
                                                                   ---------          ---------
     Long-term obligations, excluding current installments            52,402             50,800
     Deferred income taxes                                             4,133              6,013
     Stockholders' equity:
        Preferred stock, $1.00 par value
          Authorized 2,000,000 shares; none issued                      --                 --
        Common stock, $.01 par value.  Authorized
          30,000,000 shares; issued 14,241,999 at
          December 31 and 14,223,547 at March 31                         142                142
        Additional paid-in capital                                    43,538             43,456
        Retained earnings                                             47,376             52,102
        Unrealized gains on securities                                  --                    7
        Less deductions for treasury stock and
          employee stock plans                                        (1,305)            (1,726)
                                                                   ---------          ---------
           Net stockholders' equity                                   89,751             93,981
                                                                   ---------          ---------
     Commitments and contingencies
                                                                   $ 183,275          $ 172,945
                                                                   =========          =========


See accompanying notes to condensed consolidated financial statements.

                           BIOCRAFT LABORATORIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                           Three Months                       Nine Months
                                                         Ended December 31,                Ended December 31,
                                                     --------------------------        --------------------------
                                                         (In thousands, except per share data)

                                                        1995             1994             1995             1994
                                                     ---------        ---------        ---------        ---------
Revenue:
   Net sales                                         $  37,718        $  32,678        $ 106,729        $ 102,891
   Other operating income                                   24               29              139               98
   Interest, dividend and other income                      79               78              236              418
                                                     ---------        ---------        ---------        ---------
      Total revenue                                     37,821           32,785          107,104          103,407
                                                     ---------        ---------        ---------        ---------

Costs and expenses:
   Cost of sales                                        32,900           27,787           92,369           85,357
   Research and development                              3,567            3,063            8,395            8,376
   Selling, general and administrative                   3,380            3,882           10,346           10,835
   Interest expense                                      1,335              960            3,569            3,159
                                                     ---------        ---------        ---------        ---------
      Total costs and expenses                          41,182           35,692          114,679          107,727
                                                     ---------        ---------        ---------        ---------

Loss before extraordinary item and
   income taxes (benefit)                               (3,361)          (2,907)          (7,575)          (4,320)
Income taxes (benefit)                                  (1,323)          (1,197)          (2,974)          (1,787)
                                                     ---------        ---------        ---------        ---------

Loss before extraordinary item                          (2,038)          (1,710)          (4,601)          (2,533)

Extraordinary loss on early extinguishment                --               --               (125)            --
   of debt, net of taxes
                                                     ---------        ---------        ---------        ---------
Net loss                                             ($  2,038)       ($  1,710)       ($  4,726)       ($  2,533)
                                                     =========        =========        =========        =========

Loss per share:

Loss before extraordinary item                       ($   0.14)       ($   0.12)       ($   0.32)       ($   0.18)
Extraordinary loss                                        --               --              (0.01)            --
                                                     ---------        ---------        ---------        ---------
Net loss                                             ($   0.14)       ($   0.12)       ($   0.33)       ($   0.18)
                                                     =========        =========        =========        =========


Weighted average number of
   shares outstanding                                   14,181           14,166           14,175           14,141
                                                     =========        =========        =========        =========



See accompanying notes to condensed consolidated financial statements.

                           BIOCRAFT LABORATORIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                  Nine Months ended December 31,
                                                                     1995               1994
                                                                   --------           --------
                                                                          (in thousands)

Cash flows provided by operating activities:
   Net loss                                                        ($ 4,726)          ($ 2,533)
   Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                   5,812              5,391
      Extraordinary loss, net of taxes                                  125               --
      Imputed and non-cash interest expense                             520                561
      Non-cash compensation                                             366                297
      Equity in net loss of affiliate                                     8                 11
      Non-cash refund                                                  (259)              --
      Deferred income taxes                                          (1,880)              (973)
      Gain on sale of marketable securities                             (62)              (131)
      Gain on sale of fixed assets                                      (46)              --
   Changes in assets and liabilities:
      Trade receivables                                              (1,774)            (1,711)
      Income taxes receivable                                        (1,179)              (812)
      Inventories                                                    (7,498)            (2,059)
      Accounts payable                                                8,047              7,023
      Accrued expenses                                                2,692              2,931
      Other assets and liabilities                                   (1,879)              (321)
                                                                   --------           --------
        Net cash (used in) provided by operating activities          (1,733)             7,674
                                                                   --------           --------

Cash flows provided by (used in) investing activities:
   Capital expenditures                                              (5,948)            (6,584)
   Proceeds from sale of capital assets                                  67               --
   Dispositions of marketable securities                                950                234
                                                                   --------           --------
        Net cash used in investing activities                        (4,931)            (6,350)
                                                                   --------           --------

Cash flows provided by (used in) financing activities:
   Proceeds from bank borrowings                                      4,218               --
   Proceeds from long-term obligations                               26,269              2,000
   Payments of long-term obligations                                (25,230)            (5,100)
   Issuance of common stock                                             113                 48
   Dividends paid                                                      --               (1,413)
   Transactions related to stock plans                                   19                  6
                                                                   --------           --------
        Net cash provided by (used in) financing activities           5,389             (4,459)
                                                                   --------           --------
   Net decrease in cash and cash equivalents                         (1,275)            (3,135)
Cash and cash equivalents at beginning of period                      2,744              6,020
                                                                   --------           --------
Cash and cash equivalents at end of period                         $  1,469           $  2,885
                                                                   ========           ========

Supplemental cash flow information:

   Cash paid during the period for:
      Interest                                                     $  2,959           $  2,750
      Income taxes                                                     --                 --
                                                                   ========           ========

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1)  Basis of Presentation

     The unaudited condensed consolidated financial statements include, in the opinion of management, all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the Company's consolidated financial position as of December 31, 1995 and the consolidated results of operations and cash flows for the three-month and nine-month periods ended December 31, 1995 and 1994. The results of operations for the three-month and nine-month periods ended December 31, 1995 are not necessarily indicative of the results to be expected for the entire year.

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

(2)  Inventories

     Inventories at December 31, and March 31, 1995, consisted of:

                                                   December 31     March 31
                                                   -----------     --------
                                                   (Unaudited)
                                                         (in thousands)
     Raw materials and supplies                      $22,721        $17,731
     Work in process                                  21,777         19,219
     Finished goods                                    5,991          7,461
     LIFO adjustment                                   5,740          4,320
                                                     -------        -------

                                                     $56,229        $48,731
                                                     =======        =======

     The Company uses the dollar value LIFO method to cost inventories; therefore, allocation of the LIFO adjustment among the components of inventory is impractical. As of December 31, and March 31, 1995, inventories include approximately $7 million and $5 million, respectively of inventory costs, principally raw materials, relating to products for which the Company is awaiting regulatory approval.

(3)  Earnings (Loss) Per Share

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

(4)  Contingencies

     The Company is involved in certain litigation and other claims related to its operations. At December 31, 1995, after consultations with legal counsel representing the Company in such litigation, management of the Company believes that it is unlikely that the ultimate resolution of such matters will have a material adverse effect on the Company's consolidated financial condition.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

     The following table sets forth as a percentage of net sales certain items appearing in the Company's condensed consolidated statements of operations as well as the percentage increase (or decrease) in the dollar amount of those items as compared to the corresponding prior period.


                                                          Percentage                 Period to Period
                                                         of Net Sales               Increase (Decrease)
                                                   -----------------------          ------------------
                                                         Three Months                  Three Months
                                                      Ended December 31,            Ended December 31,
                                                   -----------------------          ------------------
                                                   1995              1994             1995 vs. 1994
                                                   -----             -----            -------------
Net sales                                          100.0%            100.0%                 15.4%
Other operating income                               0.1               0.1                 (17.2)
Interest, dividend and other income                  0.2               0.2                   1.3
                                                   -----             -----
Total revenue                                      100.3             100.3                  15.4
                                                   -----             -----
Cost of sales                                       87.2              85.0                  18.4
Research and development                             9.5               9.4                  16.5
Selling, general and administrative                  9.0              11.9                 (12.9)
Interest expense                                     3.5               2.9                  39.1
                                                   -----             -----
Total costs and expenses                           109.2             109.2                  15.4
                                                   -----             -----
Loss before income
   taxes (benefit)                                  (8.9)             (8.9)                 15.6
Income taxes (benefit)                              (3.5)             (3.7)                 10.5
                                                   -----             -----
   Net loss                                         (5.4%)            (5.2%)                19.2%
                                                   =====             =====


                                                         Nine Months                   Nine Months
                                                     Ended December 31,             Ended December 31,
                                                   -----------------------          ------------------
                                                   1995              1994             1995 vs. 1994
                                                   -----             -----            -------------
Net sales                                          100.0%            100.0%                  3.7%
Other operating income                               0.1               0.1                  41.8
Interest, dividend and other income                  0.2               0.4                 (43.5)
                                                   -----             -----
Total revenue                                      100.3             100.5                   3.6
                                                   -----             -----
Cost of sales                                       86.5              83.0                   8.2
Research and development                             7.9               8.1                   0.2
Selling, general and administrative                  9.7              10.5                  (4.5)
Interest expense                                     3.3               3.1                  13.0
                                                   -----             -----
Total costs and expenses                           107.4             104.7                   6.5
                                                   -----             -----
Loss before income taxes
   (benefit) and extraordinary item                 (7.1)             (4.2)                 75.3
Income taxes (benefit)                              (2.8)             (1.7)                 66.4
                                                   -----             -----
Loss before extraordinary item                      (4.3)             (2.5)                 81.6
Extraordinary item                                  (0.1)              N/A                   N/A
                                                   -----             -----
   Net loss                                         (4.4%)            (2.5%)                86.6%
                                                   =====             =====


RESULTS OF OPERATIONS

     Net sales for the three-month and nine-month periods ended December 31, 1995 increased by approximately $5 million (15%) and $3.8 million (4%), respectively, from the corresponding prior periods. The increases in both periods were primarily due to increased sales volume of bulk pharmaceuticals and, to a lesser extent, increased sales volume of Sulfamethoxazole and Trimethoprim Tablets. Such increases were partially offset by lower sales prices on several finished dosage products.

     The Company's gross profit margin decreased from 15% to 13% during the three-month period ended December 31, 1995 and from 17% to 14% during the nine-month period ended December 31, 1995 compared to the corresponding periods in the prior fiscal year. The decreases resulted from a change in the Company's product mix and the relative profitability of different products sold by the Company; bulk pharmaceuticals are generally sold at a lower profit margin than dosage form products. In addition, during the quarter ended December 31, 1995 the Company had charges to cost of sales relating to the net realizable value of certain products and the disposal of unusable inventory.

     Research and development expenses for the three-month and nine-month periods ended December 31, 1995 increased from the corresponding prior periods due to the increased use, expiration and disposal, during the current periods, of materials for new products awaiting FDA approval. Such increases were partially offset by reduced research and development activity during the current periods.

     Selling, general and administrative expenses decreased by approximately $500,000 during both the three-month and nine-month periods ended December 31, 1995 compared to the corresponding prior periods. During the quarter ended December 31, 1994 the Company incurred substantial expenses in connection with exploring strategic options to enhance the value of the Company to its stockholders; such expenses were substantially lower in the quarter ended December 31, 1995. As previously reported, on January 29, 1996, the Company entered into a merger agreement to merge with Teva Pharmaceutical Industries Limited. See "PART II - OTHER INFORMATION - Item 5. Other Information."

     Interest expense increased by approximately $400,000 during both the three-month and nine-month periods ended December 31, 1995, compared to the corresponding prior periods. The increases were primarily attributable to the Company's higher amount of funded debt, as well as higher interest rates on its new credit facilities.

     The Company's effective tax rate (benefit) for the three-month and nine-month periods ended December 31, 1995 was a 39% benefit, compared to a 41% benefit in the corresponding prior periods.

     For the various reasons noted above, the Company incurred losses of approximately $2 million and $4.7 million during the three-month and nine-month periods ended December 31, 1995, respectively, compared to losses of $1.7 million and $2.5 million, respectively, in the corresponding prior periods.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents decreased by approximately $1.3 million during the nine-month period ended December 31, 1995. During the nine-month period, the Company increased its funded and other long-term debt by approximately $5.7 million which it used, together with cash on hand to finance its operations and approximately $6 million of capital expenditures.

     In January 1996, the Company increased its credit line with General Electric Capital Corporation (GECC) from $25 million to $40 million. As of December 31, 1995, approximately $25 million was due to GECC under this credit line. Management believes that the Company's operating needs can be met with its existing credit facilities.

     Substantially all of the remaining balance of the Company's long-term debt is its $30 million ($26.2 million outstanding) bond. The bond is secured by a letter of credit issued by Bank of Tokyo, which expires on September 15, 1996. Although management believes that the Company will be able to obtain an appropriate letter of credit, there can be no assurance that the Company will be able to do so. In the event such letter of credit is not obtained, the Company would be required to obtain alternate financing to repay the bond which would be payable upon the expiration of the letter of credit. In such event, the Company may be required to modify its fiscal 1997 operating and capital expenditure plans.



PART II - OTHER INFORMATION

Item 5.   Other Information

     On January 29, 1996 the Company announced the signing of an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which the Company would become a wholly owned subsidiary of Teva Pharmaceutical Industries Limited ("Teva") in a merger. Pursuant to the merger, each outstanding share of Biocraft common stock will be converted into the right to receive 0.461 Teva American Depository Shares (Teva "ADSs"), each Teva ADS representing 10 Ordinary Shares, par value NIS 0.01, of Teva.

     The transaction is structured to be tax-free to Biocraft stockholders and to be accounted for as a pooling of interests. Completion of the transaction, which has been approved by the Board of Directors of both companies, is subject to, among other things, the receipt of regulatory approvals and approval by Biocraft stockholders. The affirmative vote of holders of two-thirds (66 2/3%) of the outstanding shares of Biocraft Common Stock is necessary to approve and adopt the Merger Agreement providing for the Merger. The holders of approximately 60% of the outstanding shares of Biocraft Common Stock have executed an irrevocable proxy appointing Teva as agent to vote such shares in favor of the Merger Agreement and the Merger. It is anticipated that the transaction will be completed in the second calendar quarter of 1996.

     The preceding description of the Merger Agreement is qualified in its entirety by reference to the Merger Agreement, which has been filed as Exhibit 2 to Teva's Report on Schedule 13D dated January 29,1996, which is incorporated herein by reference.

     As previously reported, in November 1995 the Food and Drug Administration ("FDA"), having earlier completed its inspection of the Company's research and development laboratories in connection with new product submissions, provided the Company with inspectional observations in an FDA Form 483. The Company believes it appropriately responded to the 483. On February 13, 1996 the Company received FDA approval to manufacture and market Captopril Tablets, the generic version of Capoten(R) Tablets manufactured by Bristol Myers Squibb. However, the Company cannot predict the timing of its receipt of any additional new drug approvals.


Item 6.  Exhibits and Reports on Form 8-K

Exhibit 1. Agreement and Plan of Merger dated as of January 29, 1996 among Teva Pharmaceuticals Industries Limited, GENCO Merger Company and Biocraft Laboratories, Inc. (incorporated by reference to Exhibit 1 to the Report on
Schedule 13D dated January 29, 1996 filed by Teva Pharmaceutical Industries Limited with respect to the common stock, par value $.01 of Biocraft Laboratories, Inc.)

Exhibit 2. Irrevocable Proxy dated as of January 29, 1996 between Teva Pharmaceutical Industries Limited and the Stockholders, as defined therein (incorporated by reference to Exhibit 1 to the Report on Schedule 13D dated January 29, 1996 filed by Teva Pharmaceutical Industries Limited with respect to the common stock, par value $.01 of Biocraft Laboratories, Inc.)

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           BIOCRAFT LABORATORIES, INC.
                                                  (registrant)





Date:  February 14, 1996                   /s/ Harold Snyder
                                           ----------------------------
                                               Harold Snyder
                                               President, Chairman and
                                               Chief Executive Officer







Date:  February 14, 1996                   /s/  Steven J. Sklar
                                           ----------------------------
                                                Steven  J. Sklar
                                                Chief Financial Officer