Form 10-K/A
period 1995-03-31
BIOCRAFT LABORATORIES INC
filed 1996-04-29
CIK 763043

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------


                                  Form 10-K/A-1


_X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                                -----------------

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

           Securities registered pursuant to Section 12(b) of the Act:


                                                          Name of exchange
      Title of each class                                on which registered
      -------------------                               ---------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock of the registrant held by non-affiliates was approximately $101,950,000 as of June 22, 1995. The computation includes as affiliates Harold Snyder, Beatrice Snyder, Beryl L. Snyder, Brian S. Snyder and Jay T. Snyder, who are described in Item 12, Security Ownership of Certain Beneficial Owners and Management, below, without prejudice to a determination that such persons are non-affiliates of the registrant for any other purpose under the Securities Act of 1933 or the Securities Exchange Act of 1934.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 22, 1995.

                    Common Stock, par value $.01   14,166,127

                                -----------------

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the proxy statement for the Annual Meeting of Shareholders to be held August 14, 1995 are incorporated by reference in Part III.

             Index to Financial Statements and Schedules - Page F-1

                          Index to Exhibits - Page I-1

================================================================================

     This report hereby amends Item 7 of the Company's Annual Report on Form 10-K for the year ended March 31, 1995 in its entirety, by correcting two percentages set forth in the percentage of net sales table in Results of Operations, and as so amended Item 7 shall read as follows:

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following table sets forth the Company's unaudited quarterly operating results for the fiscal years ended March 31, 1994 and 1995.


                                                             (In thousands, except per share data)
                                                                      Three Months Ended
                               ----------------------------------------------------------------------------------------------------
                                June 30,    Sept. 30,     Dec. 31,    Mar. 31,     June 30,     Sept. 30,     Dec. 31,     Mar. 31,
                                  1993         1993         1993        1994         1994          1994         1994         1995
                               ----------------------------------------------------------------------------------------------------
Net sales ....................  $35,823      $36,235      $36,605     $34,486      $31,158       $39,055      $32,678      $37,903
Gross profit .................    8,082        9,091        8,656       7,680        5,473         7,170        4,891        7,551
Net earnings (loss) ..........    1,943*       2,017        1,438         707         (894)           71       (1,710)         138
Earnings (loss) per share ....     0.14*        0.14         0.10        0.05        (0.06)          .01        (0.12)         .01


- ----------
* Includes $30 (less than $.01 per share) cumulative effect of change in method of accounting for income taxes. Net earnings for the quarter before the cumulative effect of this accounting change were $1,913 ($.14 per share).

      The following table sets forth as a percentage of net sales certain items appearing in the Company's consolidated statements of operations as well as the percentage change in the dollar amount of these items as compared to the prior period.

                                                                                      Period to Period
                                                        Percentage of Sales          Increase (Decrease)
                                                       Years Ended March 31,        ---------------------
                                                  -------------------------------     1994          1995
                                                                                       vs.           vs.
                                                  1993        1994        1995        1993          1994
                                                  -------------------------------   ---------------------

Net sales .....................................   100.0%      100.0%      100.0%       26.5%       (1.6)%
Other operating income ........................    11.5         0.1         0.1       (98.4)      (50.7)
Interest, dividend and other income ...........     0.4         0.4         0.3         8.2       (10.0)
                                                  -----       -----       -----
Total revenue .................................   111.9       100.5       100.4        13.6        (1.7)
                                                  -----       -----       -----
Cost of sales .................................    78.8        76.6        82.2        23.0         5.5
Research and development ......................     7.7         6.9         7.9        14.6        12.0
Selling, general and administrative ...........    13.0         7.9        10.3       (22.7)       27.8
Interest expense ..............................     4.4         3.2         3.0        (9.0)       (8.5)
                                                  -----       -----       -----
Total costs and expenses ......................   103.9        94.6       103.4        15.3         7.4
                                                  -----       -----       -----
Earnings (loss) before income taxes
    (benefit) and cumulative effect
    of accounting change ......................     8.0         5.9        (3.0)       (7.6)         NM
Income taxes (benefit) ........................     2.8         1.6        (1.2)      (28.0)         NM
                                                  -----       -----       -----
Net earnings (loss) before cumulative
    effect of accounting change ...............     5.2         4.3        (1.8)        3.7          NM
Cumulative effect of change in method
   of accounting for income taxes .............      --         0.0          --          NM          NM
                                                  -----       -----       -----
Net earnings (loss) ...........................     5.2         4.3        (1.8)        4.3          NM
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

                                             BIOCRAFT LABORATORIES, INC.


Date: April   , 1996


                                                  /S/ HAROLD SNYDER
                                                  ------------------------------
                                                      (Harold Snyder)
                                                  Chairman, President and
                                                   Chief Executive Officer